Form 10-Q
period 2004-03-31
VIEWSONIC CORP
filed 2004-08-12
CIK 1068806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                   .

Commission file number: 000-50730

VIEWSONIC CORPORATION

(Exact name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-4120606 (I.R.S. Employer Identification No.)

381 Brea Canyon Road
Walnut, California  91789
(909) 869-7976

(Address, including Zip Code, of Registrant’s Principal Executive Offices
and Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of July 15, 2004 was 353,919,677 shares.

VIEWSONIC CORPORATION
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2004 AND DECEMBER 31, 2003
(In thousands, except for share data and par value)
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$102,439	$87,870
Short-term investments	1,216	3,687
Trade receivables—net	133,325	132,120
Other receivables	4,205	5,765
Inventories	111,940	128,718
Deferred income taxes	12,555	11,592
Prepaids and other current assets	5,389	5,002
Income taxes receivable	42	123
Total current assets	371,111	374,877
PROPERTY, PLANT AND EQUIPMENT—Net	16,627	16,015
LONG-TERM INVESTMENTS	14,991	13,704
GOODWILL	7,464	7,464
OTHER ASSETS—Net	1,483	2,869
TOTAL	$411,676	$414,929
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings	$4,200	$6,342
Accounts payable	222,482	237,363
Accrued promotional expenses	12,760	15,779
Accrued warranty expense	15,082	14,706
Other accrued expenses	24,025	18,945
Total current liabilities	278,549	293,135
SUBORDINATED NOTES PAYABLE—Related party	43,000	43,000
DEFERRED INCOME TAXES	1,079	590
CONVERTIBLE MANDATORILY REDEEMABLE PREFERRED STOCK	12,384	12,056
MINORITY INTEREST	1,309	1,441
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value:
Authorized—600,000,000 shares at March 31, 2004 and December 31, 2003 Outstanding—353,912,183 and 353,897,749 shares at March 31, 2004 and December 31, 2003, respectively	3,539	3,539
Additional paid-in capital	92,120	92,105
Accumulated deficit	(18,807)	(28,125)
Accumulated other comprehensive loss	(1,497)	(2,812)
Total stockholders’ equity	75,355	64,707
TOTAL	$411,676	$414,929

See accompanying notes to consolidated condensed financial statements.

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
MARCH 31, 2004 AND 2003
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2004	2003
NET SALES	$294,235	$266,915
COST OF SALES	249,476	225,413
GROSS PROFIT	44,759	41,502
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	32,671	33,536
INCOME FROM OPERATIONS	12,088	7,966
OTHER INCOME (EXPENSE), Net:	926	1,524
INCOME BEFORE INCOME TAXES	13,014	9,490
PROVISION FOR INCOME TAXES	3,369	1,818
NET INCOME	9,645	7,672
PREFERRED STOCK ACCRETION	327	289
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$9,318	$7,383
BASIC EARNINGS PER SHARE	$0.03	$0.02
DILUTED EARNINGS PER SHARE	$0.03	$0.02

See accompanying notes to consolidated condensed financial statements

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
MARCH 31, 2004 AND 2003
(In thousands)
(Unaudited)

	Three months ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,645	$7,672
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,069	1,007
Minority interest in net loss of subsidiaries	(132)	(213)
Loss on disposal of property, plant and equipment	148	31
Provision for doubtful accounts	252	181
(Gain) on sale of long-term investments	(308)
Deferred income taxes	(962)	990
Other	16	16
Changes in operating assets and liabilities:
Trade receivables—net	(1,458)	(20,016)
Other receivables	1,560	1,872
Inventories	16,778	(16,273)
Prepaids and other current assets	1,019	(1,897)
Accounts payable	(14,881)	5,704
Accrued promotional and other expenses	(467)	3,947
Accrued warranty expense	376	1,417
Income taxes payable/receivable	2,573	2,488
Net cash provided by (used in) operating activities	15,228	(13,074)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of property, plant and equipment	(1,719)	(834)
Proceeds on sale of long-term investments	507	—
(Purchases) sales of short-term investments	2,471	—
Net cash provided by (used in) investing activities	1,259	(834)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	$7,244	$14,065
Payments on bank borrowings	(9,386)	(8,687)
Proceeds from issuance of common stock	15	—
Net cash (used in) provided by financing activities	(2,127)	5,378
NET INCREASE IN CASH AND CASH EQUIVALENTS	$14,360	$(8,530)
CASH AND CASH EQUIVALENTS—Beginning of period	87,870	66,251
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$209	$94
CASH AND CASH EQUIVALENTS—End of period	$102,439	$57,815

See accompanying notes to consolidated condensed financial statements

VIEWSONIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim consolidated condensed financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements for ViewSonic Corporation and our consolidated subsidiaries contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2004, and our results of operations and cash flows for the three months ended March 31, 2004 and 2003. The consolidated condensed balance sheet as of December 31, 2003 is derived from the December 31, 2003 audited financial statements.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 and notes thereto included in our Form 10/A filed with the Securities and Exchange Commission on June 25, 2004.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2. Stock-Based Compensation

We account for employee stock options in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees. Under APB Opinion No. 25, we do not recognize compensation expense related to employee stock options, since the options are granted at the fair market value on the date of grant as determined by our Board of Directors.

Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, the recognition of compensation expense for employee stock-based compensation arrangements using the fair value method of accounting. We have elected the “disclosure only” alternative and have disclosed the pro forma net income per share amounts using the fair value method.

If compensation expense for our stock options had been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, our net income from continuing operations would have been impacted as shown in the following table for the period indicated (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income
As reported	$9,645	$7,672
Pro forma	$9,579	$7,619
Basic earnings per share:
As reported	$0.03	$0.02
Pro forma	$0.03	$0.02
Diluted earnings per share:
As reported	$0.03	$0.02
Pro forma	$0.03	$0.02

Please see the assumptions used to value stock options as reported in our registration statement on Form 10/A for the year ended December 31, 2003 filed with the Securities and Exchange Commission on June 25, 2004.

Note 3. Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities available for sale that are reflected in stockholders’ equity instead of net income. The following table sets forth the calculation of comprehensive income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income	$9,645	$7,672
Foreign currency translation	$582	$(7)
Unrealized holding gains/(losses) on marketable securities—less realized gains	$733	$(819)
Total comprehensive income	$10,960	$6,846

Note 4. Income Taxes

The provision for income taxes has been recorded based upon the current estimate of our annual effective tax rate. This rate differs from the federal statutory rate primarily due to the provision for state income taxes and the effects of our foreign operations. Our effective tax rate was approximately 25.9% and 19.2% for the three months ended March 31, 2004 and 2003, respectively.

Note 5. Commitments and Contingencies

Litigation—We are involved in various legal matters in the normal course of our business. Management believes that the ultimate outcome of our outstanding matters will not have a material adverse effect on the accompanying consolidated condensed financial statements.

Services Agreements—In 1999, we entered into a services agreement with a logistics supplier. The agreement provides for warehousing, shipping and freight services. The amount to be paid is based on the level of services provided as defined in the agreement. For the three months ended March 31, 2004 and 2003, the expense was approximately $912,000, and $830,000, respectively.

During 2000, we entered into a services agreement with a repair service provider. The amount to be paid is based on the level of services provided as defined in the agreement. For the three months ended March 31, 2004 and 2003, the expense was approximately $230,000, and $530,000, respectively.

Purchase Commitments—We have purchase commitments for materials and supplies as part of our normal course of business. Commitments to purchase inventory at above-market prices have been reserved. The total amount reserved under these commitments is $2,897,000 and $3,364,000 as of March 31, 2004 and December 31, 2003, respectively and is included as part of other accrued expenses.

Other Agreements—We have a licensing agreement for embedded software with a U.S.-based high-technology company. The total amount reserved under this licensing agreement is $1,738,000 and $1,051,000 as of March 31, 2004 and December 31, 2003, respectively. This agreement expires on June 30, 2005.

We have another purchase commitment for material and supplies for the production of component parts. The total outstanding commitment under this agreement is $678,000 as of March 31, 2004.

Note 6. Business Segments

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have three reportable segments: Americas, Europe and Asia Pacific. We sell similar products in each market, including CRT displays, LCD displays, projectors, plasma displays, HDTV technology and wireless mobile display products.

The types and class of customers, primarily distributors and retailers, are also similar across the product lines. We have two major products—visual displays (CRT and LCD computer monitors) and other products. Both products are sold to all of our markets. The following segment financial information is for the periods indicated (in thousands):

	Three Months Ended March 31,
	2004	2003
Net sales:
Americas	$160,011	$171,272
Europe	66,774	44,266
Asia Pacific	67,450	51,377
Total	$294,235	$266,915
Income (loss) from operations:
Americas	$5,519	$4,715
Europe	5,770	2,789
Asia Pacific	799	462
Total	$12,088	$7,966

Note 7. Warranty

We provide product warranty programs on a worldwide basis that vary in term from 12 to 36 months. The length of the warranty period and the specific warranty coverage are based on the type of product. We accrue for estimated warranty costs at the time the product is sold, and such amounts are based upon historical experience. The historical data that determines the warranty accrual and the overall estimate of the warranty reserve includes the following key factors: net cost of repair (repair costs less reimbursements from suppliers), defective rates and total number of products under warranty. The following table summarizes our activity in the warranty reserve for the periods indicated (in thousands):

Three Months Ended	Beginning Accrued Warranty Reserve	Payments for Units Returned	Additional Warranty Expense for Units Sold	Warranty Reserve Adjustment	Ending Accrued Warranty Reserve
March 31, 2003	$14,253	$(2,548)	$2,880	$1,085	$15,670
March 31, 2004	$14,706	$(2,794)	$3,170	—	$15,082

Note 8. Earnings Per Share

We present both basic and diluted earnings per share, or EPS, amounts. Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted EPS amounts are based upon the weighted-average number of common and potential common shares, including warrants outstanding during the year.

Potential common shares are excluded from the computation in periods in which they have an anti-dilutive effect. We use the treasury stock method to calculate the impact of outstanding stock options. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. For March 31, 2004 and 2003, options for 4,719,489 and 2,185,955 shares, respectively, were excluded from the diluted earnings per common share calculation because they were anti-dilutive. Amounts are for the periods indicated (amounts in thousands, except per share information).

	Three Months Ended March 31,
	2004	2003
Basic EPS:
Numerator—net income available to common stockholders	$9,318	$7,383
Denominator—weighted-average shares outstanding	353,903	353,886
Basic EPS	$0.03	$0.02
Diluted EPS:
Numerator:
Net income available to common stockholders	$9,318	$7,383
Denominator:
Weighted-average shares outstanding	353,903	353,886
Stock options	1,369	4,101
Interest warrants	3,270	3,270
Total shares	358,542	361,257
Diluted EPS	$0.03	$0.02

Note 9. Rescission Shares

Recipients of the certain options as well as purchasers of the shares for which registration or qualification may have been required under the Securities Act or state securities laws may have the right to rescind their grant of options and purchases of shares. We concluded a rescission offer, as permitted under California state law, to the holders of these options and shares on June 24, 2004. Holders of options subject to the rescission were offered an amount equal to 10% of the strike price plus 7% per annum interest from the date of grant. Holders of stock subject to rescission were offered 100% of the exercise price plus 7%

per annum interest from the date of exercise. As a result, approximately 469,000 options and 15,000 common stock shares were tendered back to and accepted by ViewSonic and an expense of $79,000 was recorded for the rescission of these securities.

Note 10. Subsequent Event

During the second quarter of 2004, we entered into negotiations to sell ADO, one of our majority owned subsidiaries. We closed the sale and recorded a $4,400,000 gain in the third quarter of 2004. The purchase price and the cost basis of the sale were $8,800,000 and $4,100,000 less expenses of $300,000. As of June 30, 2004, the net assets of ADO were classified as held for sale. Ten percent of the gross proceeds payable to us, as well as ten percent from the other principal shareholders of ADO, shall remain in an escrow for one year to facilitate recourse by the buyer in the event of a breach of representations and warranties. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of this business will be reported as discontinued operations for the second quarter 2004.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These forward-looking statements include but are not limited to: statements related to industry trends and future growth in the markets for visual display technology products; our product development efforts; the timing of our introduction of new products; industry and consumer acceptance of our products; and future profitability. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The “Quantitative and Qualitative Disclosures About Market Risk” section, among other things, should be considered in evaluating our prospects and future financial performance.

Overview

Our Company

ViewSonic Corporation is a leading global provider of visual display technology products. We develop, market and support a broad range of display technology products including liquid crystal displays, or LCD, monitors, cathode ray tube, or CRT, monitors, projectors, LCD TVs, plasma displays and our wireless mobile display products.

Our ViewSonic branded products are sold through distributors, retailers and other resellers to commercial businesses, including Fortune 1000 companies, small and medium sized businesses, and consumer electronics markets. We sell our products globally and are managed geographically in three regions: the Americas, Europe and Asia Pacific.

Recent Trends in Our Business

During the first quarter of 2004, the competitive environment remained challenging in terms of pricing and margin pressures, but we continued to see a gradual improvement in the economic climate which resulted in a modest increase in corporate spending on information technology related purchases as well as an increase in consumer purchases of display related technology. Our results of operations were principally driven by an increase in unit sales. Our net sales increased to $294.2 million in March 31, 2004 from $266.9 million in March 31, 2003 and we sold approximately 1.1 million display products in the first quarter of 2004 compared to approximately 1.0 million display products in the first quarter of 2003.

Our industry experiences cyclical market conditions where we could experience a shortage of products due to a surge in demand exceeding production capacities to periods of oversupply due to our manufacturers expanding production capacity. Currently we are beginning to experience this transition from a shortage of key LCD products to a potential oversupply of LCD products due to an increase in manufacturing capacity in our LCD monitor supply base. LCD manufacturers have announced that they will be increasing manufacturing capacity for LCD monitors in the second half of 2004, thereby increasing the availability of certain LCD monitors in the later part of the year. As we head into our slowest sales periods, the second and third quarters, we need to effectively manage our inventory levels during such oversupply cycles. If we are not able to effectively manage the transition between these cycles from a shortage to oversupply, we could be left with excess inventory. This may force us to reduce prices and write down inventory, in turn lowering our gross margins.

Results of Operations

The following table sets forth, for the periods indicated, our consolidated condensed statements of operations expressed as a percentage of net sales.

	Three Months Ended March 31,
	2004	2003
Net sales	100.0%	100.0%
Cost of Sales	84.8%	84.5%
Gross profit	15.2%	15.5%
Selling, general and administrative	11.1%	12.5%
Income (loss) from operations	4.1%	3.0%
Other income (expense), net:	0.3%	0.6%
Income (loss) before taxes	4.4%	3.6%
Provision for income taxes	1.2%	0.7%
Net income (loss)	3.3%	2.9%
Preferred stock accretion	(0.1)%	(0.1)%
Net income (loss) available to common stockholders	3.2%	2.8%

	Three Months Ended March 31,
	2004	2003	Dollar Increase/(Decrease)	Percentage Increase/(Decrease)
	(in thousands)
Net Sales
Americas	$160,011	$171,272	$(11,261)	-6.6%
Europe	66,774	44,266	22,508	50.8%
Asia Pacific	67,450	51,377	16,073	31.3%
Total	$294,235	$266,915	$27,320	10.2%
Income from operations
Americas	$5,519	$4,715	$804	17.1%
Europe	5,770	2,789	2,981	106.9%
Asia Pacific	799	462	337	72.9%
Total	$12,088	$7,966	$4,122	51.7%

Consolidated Results of Operations—March 31, 2004 Compared to March 31, 2003

Net Sales

Our consolidated net sales increased $27.3 million, or 10.2%, to $294.2 million in the first quarter of 2004 from $266.9 million in the first quarter of 2003 despite the continued shortage of LCD panels. Net sales outside of the Americas region accounted for 45.6% and 35.8% of net sales in the first quarters of 2004 and 2003, respectively. The growth in net sales outside of the Americas was predominantly driven by higher net sales in Russia, the United Kingdom and China. The increase in unit volume was offset by a decline in the average selling price per unit of 3.3% due to the greater percentage of revenue from sales of CRTs. Additionally, due to the continued LCD product shortage in the first quarter of 2004, we reduced the number of sales allowance programs offered worldwide, which resulted in a reduction of sales allowances as compared to the first quarter of 2003. Returns and sales incentive allowances charged against gross sales were $21.1 million and $29.0 million in the first quarter of 2004 and 2003, respectively.

We sold approximately 1.1 million display products in the first quarter of 2004 compared to approximately 1.0 million display products during the first quarter of 2003. Of the display product units sold in the first quarter of 2004, CRT accounted for 51.1%, LCD accounted for 37.4%, and other products accounted for 11.5% as compared to 49.4%, 41.5%, and 9.1%, respectively, in the first quarter of 2003. The increase in units sold was primarily due to continued expansion in China as well stronger unit sales in Europe.

Americas—In our Americas region, net sales decreased $11.3 million, or 6.6%, to $160.0 million in the first quarter of 2004 from $171.3 million in the first quarter of 2003. The decrease in net sales was primarily due to lower unit sales of LCD displays as a result of the LCD panel shortage partially offset by an increase in CRT sales, however at lower average selling price, or ASPs. The decrease in net sales was partially offset by lower sales allowances in the first quarter of 2004 as compared to the first quarter of 2003.

Europe—In our Europe region, net sales increased $22.5 million, or 50.8%, to $66.8 million in the first quarter of 2004 from $44.3 million in the first quarter of 2003. The increase in net sales was primarily due to the region’s continued expansion in Russia, Norway, France, and the United Kingdom. Net sales also increased due to the shift in the ratio of sales from CRT to LCD products. In addition, the increase in net sales was aided by lower sales allowances in the first quarter of 2004 as compared to the first quarter of 2003.

Asia Pacific—In our Asia Pacific region, net sales increased $16.1 million, or 31.3%, to $67.5 million in the first quarter of 2004 from $51.4 million in the first quarter of 2003. The primary reason for the increase in net sales was due to our continued growth in the China market, largely as a result of increased unit shipments in the CRT product category. In addition, net sales also increased due to higher unit sales in existing markets such as Australia, New Zealand and Southeast Asia as a result of expanding our customer base.

Cost of Sales

Cost of sales increased $24.1 million, or 10.7%, to $249.5 million in the first quarter of 2004 from $225.4 million in the first quarter of 2003. As a percentage of net sales, cost of sales increased to 84.8% in the first quarter of 2004 from 84.5% in the first quarter of 2003. The main reason for the increase in cost of sales was the increase in our product costs. As a percentage of net sales, product costs increased to 81.1% in the first quarter of 2004 from 80.4% in the first quarter of 2003. The factor driving the increase in product costs between the first quarters of 2004 and 2003 were higher LCD product costs, which increased by 14.9% in the first quarter of 2004 as compared to the first quarter of 2003. The increase in product costs was partially offset by lower warranty expenses of $505,000 primarily due to lower product defective rates and lower repair costs in the first quarter of 2004 compared to the first quarter 2003. As a percentage of net sales, warranty costs decreased to 1.1% in the first quarter of 2004 from 1.4% in the first quarter of 2003. Overall, gross margin declined to 15.2% in the first quarter of 2004 from 15.5% in the first quarter of 2003.

Selling, General and Administrative

Selling, general and administrative expenses decreased $865,000, or 2.6%, to $32.7 million in the first quarter of 2004 from $33.5 million in the first quarter of 2003. As a percentage of net sales, selling, general and administrative expenses decreased to 11.1% in the first quarter of 2004 from 12.5% in the first quarter of 2003. The decrease was a result of our continued focus on cost control measures. The decrease was mainly attributable to lower product development expenses of $2.2 million. Lower advertising costs of $636,000 and lower selling expenses of $573,000 due to the continued LCD product supply constraints and the timing of some of our product launches also contributed to the decrease in expenses. The decrease was partially offset by higher personnel costs of $2.5 million incurred to support regional expansion in our existing markets such as China, Russia and other key regional markets as well as to support expansion of our existing and new product categories such as LCD TVs, plasma displays and Tablet PCs.

Income from Operations

Income from operations increased $4.1 million, or 51.7%, to $12.1 million in the first quarter of 2004 from $8.0 million in the first quarter of 2003. As a percentage of net sales, income from operations increased to 4.1% in the first quarter of 2004 from 3.0% in the first quarter of 2003.

Americas—In our Americas region, income from operations increased $803,000, or 17.1%, to $5.5 million in the first quarter of 2004 from $4.7 million in the first quarter of 2003. The increase was mainly due to lower advertisement and marketing expenses as a result of the LCD panel shortage and lower product development expenses. The increase was partially offset by higher LCD product costs in the first quarter of 2004 compared to the first quarter of 2003.

Europe—In our Europe region, income from operations increased $3.0 million, or 106.9%, to $5.8 million in the first quarter of 2004 from $2.8 million in the first quarter of 2003. The increase was primarily due to the increase in net sales. The increase was partially offset by higher LCD product costs in the first quarter of 2004 compared to the first quarter of 2003 as well an increase in selling, general and administrative expenses primarily as a result of higher advertising and marketing expenses and higher personnel related expenses to support increased sales volume in existing markets.

Asia Pacific—In our Asia Pacific region, income from operations increased $337,000, or 72.9%, to $799,000 in the first quarter of 2004 from $462,000 in the first quarter of 2003. The increase was due to the increase in net sales in the China market partially offset by higher advertising and marketing expenses and higher personnel related costs related to supporting the increasing marketing efforts in China.

Other Income (Expense), Net

Net other income was $926,000 for 2004 compared to $1.5 million in 2003. The decrease was mainly related to lower foreign currency transaction gains, which totaled $789,000 in the first quarter of 2004 partially offset by gains on sale of investments which totaled $308,000 in the first quarter of 2004.

Provision for Income Taxes

Our provision for income taxes on a consolidated basis was $3.4 million for the three months ended March 31, 2004 compared to $1.8 million for the three months ended March 31, 2003. The effective tax rate increased to 25.9% in the three months ended March 31, 2004 from 19.2% in the three months ended March 31, 2003. This increase resulted primarily from the utilization of larger loss carryforwards during the three months ended March 31, 2003 from non-U.S. jurisdictions where no tax benefit had previously been provided compared to the three months ended March 31, 2004.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Net cash provided by (used in) operating activities	$15,228	$(13,074)
Net cash provided by (used in) investing activities	1,259	(834)
Net cash (used in) provided by financing activities	(2,127)	5,378
Net increase in cash and cash equivalents	$14,360	$(8,530)

As of March 31, 2004, we had cash, cash equivalents and short-term investments of $103.7 million. Our cash balances are held in numerous locations throughout the world. Most of the amounts held outside the United States could be repatriated to the United States, but, under current law, would be subject to

United States federal income taxes, less applicable foreign tax credits. In certain countries, foreign exchange limitations limit the amount of cash that can be repatriated. We have accounted for the United States federal tax liability on these amounts for financial statement purposes except for foreign earnings that are considered indefinitely reinvested outside the United States. Repatriation could result in additional United States federal income tax payments in future years. Where local restrictions prevent an efficient inter-company transfer of funds, our intent is that cash balances would remain in the foreign country and we would meet United States liquidity needs through ongoing cash flows from operations, external borrowings, or both. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We expect to meet expected and unexpected cash flow needs by accessing our credit lines in the Americas and Asia Pacific.

Operating Activities

Cash flow provided by operating activities was $15.2 million in the first quarter of 2004 compared to cash flow used in operating activities of $(13.1) million in the first quarter of 2003. The increase in the first quarter of 2004 from the first quarter of 2003 was primarily due to higher earnings as well as a decrease in inventory, partially offset by an increase in accounts receivable and a decrease in accounts payable.

Accounts receivable increased by $1.2 million to $133.3 million at March 31, 2004 from $132.1 million at December 31, 2003 primarily due to a 10.2% increase in net sales over the first quarter of 2003 and the timing of sales. Days sales outstanding remained relatively stable from 41 days at March 31, 2004 compared to 40 days at March 31, 2003. As of March 31, 2004, we had no major collection or billing problems that had not already been accounted for in our allowance for doubtful accounts. We have not materially changed our payment terms or delinquency policies between 2003 and 2004.

Inventories decreased by $16.8 million to $111.9 million at March 31, 2004 compared to $128.7 million at December 31, 2003. The decrease was primarily due to the continued shortage of key LCD products in early 2004. Our inventory turns have remained relatively stable at two times during the first quarter of 2004 and the first quarter of 2003.

Accounts payable decreased approximately $1.3 million to $222.5 million at March 31, 2004 compared to $237.4 million at December 31, 2003. The decrease was largely due to the decrease in inventory balances and timing of our payments to our suppliers.

Investing Activities

Cash flow provided by investing activities was $1.3 million in the first quarter of 2004 compared to cash flow used in investing activities of $(834,000) in the first quarter of 2003. The primary reason for the variance between periods was the sale of short-term and long-term investments in 2004.

Financing Activities

Cash flow used in financing activities was $(2.1) million in the first quarter of 2004 compared to cash flow provided by financing activities of $5.4 million in the first quarter of 2003. The primary reason for the variance was the net decrease of bank borrowings in the first quarter of 2004 compared to a net increase of bank borrowings in the first quarter of 2003 to fund operations in our Asia Pacific region.

Contractual Obligations and Commitments

At March 31, 2004, we had contractual obligations and commercial commitments of $74.1 million as shown in the table below. The table below excludes obligations related to accounts payable and accrued liabilities incurred in the ordinary course of business.

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$6,552	$2,057	$3,487	$1,008	$—
Materials and supplies—purchase commitments	3,575	3,575	—	—	—
Licensing agreements	1,738		1,738	—	—
Bank Borrowings	4,200	4,200	—	—	—
Subordinated notes payable	43,000	—	—	43,000	—
Preferred stock mandatory redemption	15,000	—	15,000	—	—
Total	$74,065	$9,832	$20,225	$44,008	$—

Credit Facilities

As of March 31, 2004, we had no outstanding balance on our line of credit with CIT Group/Business Credit, Inc. As of March 31, 2004, the Asia Pacific region had outstanding cash advances of approximately $3.3 million under its line of credit. In addition, as of March 31, 2004 the Asia Pacific region had term loans of approximately $857,000 outstanding.

Off-Balance Sheet Arrangements

As of March 31, 2004 and 2003, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Seasonality

The market for our products historically has experienced seasonal shifts in demand due to changes in buying patterns by our customers. Buying patterns vary geographically, and the impact on our operating results in a given period may vary depending on our actual or anticipated level of activity in the relevant region. We generally experience a decline in net sales from the first quarter to the second quarter of each year and we tend to experience the highest net sales in the fourth quarter of the year due to a strong buying season in the fourth quarter by large wholesale distribution partners and retailers due to the holiday season in the Americas. Our seasonality is moderated through slightly different seasonal variations in the three regions.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash balances, credit facilities and anticipated cash flows from operations will be sufficient to meet our operating, acquisition and capital requirements for at least the next 12 months. However, there is no assurance that we will not need to raise additional equity or debt financing within this time frame. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases or research and development expenditures, which could harm our business. Factors that could affect our cash used or generated from operations and, as a result, our need to seek additional borrowings or capital include:

•       decreased demand and market acceptance for our products;

•       inability to successfully develop our next-generation products;

•       competitive pressures resulting in lower than expected average selling prices; and

•       new product announcements or product introductions by our competitors.

Critical Accounting Policies and Estimates

Our critical accounting policies reflecting our estimates and judgments are described in Item 2 Financial Information of our registration statement on Form 10/A for the year ended December 31, 2003, filed with the Securities and Exchange Commission on June 25, 2004. We have not changed those policies since such date. Investors should therefore read this Item 2 in conjunction with such description.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial market risk arises from fluctuations in foreign currencies. A majority of our net sales, expense and capital purchasing activities are transacted in U.S. Dollars. However, we do enter into these transactions in other currencies, primarily the Euro and certain Asian currencies. Our net sales and purchasing transactions denominated in currencies other than the U.S. Dollar are subject to exchange rate fluctuations and could potentially negatively impact our financial results.

We have significant European net sales denominated in the Euro. Product shipping, and selling, general and administrative costs associated with a portion of these sales are U.S. Dollar-denominated. During the first quarter of 2004, the Euro-to-U.S. Dollar foreign currency exchange rate continued to strengthen against the U.S. Dollar increasing 3.5% compared to the year-end rate of 2003. During the first quarter of 2003, the Euro-to-U.S. Dollar increased by 8.2% compared to the year-end rate of 2002. The strengthening of the Euro positively impacted our first quarter 2004 net sales and income from operations by $1.5 million and $1.1 million, respectively, assuming all other factors remain constant. We currently estimate that a 1% change in value of the Euro-to-U.S. Dollar exchange rates could impact net sales by $0.4 million. We cannot determine the ultimate impact of future changes to these and other currency exchange rates on our 2004 net sales, income from operations, net income, equity, and comprehensive income.

We have a portfolio of investments that includes marketable securities classified as available-for-sale long-term investments. To the extent that these investments continue to have strategic value, we typically do not attempt to reduce or eliminate our market exposure. For those securities that are no longer considered strategic, management will evaluate market and economic factors in its decision on the timing of disposal. Our investments are generally in companies in the high-technology industry.

Factors that May Affect ViewSonic’s Business and Financial Results

Our revenues and profitability can fluctuate from period to period and are often difficult to predict for particular periods due to factors beyond our control.

Our results of operations for any quarter or year are not necessarily indicative of results to be expected in future periods. Our operating results have historically been, and are expected to continue to be, subject to quarterly and yearly fluctuations as a result of a number of factors, including:

•       The introduction and market acceptance of new technologies, products, and services;

•       Variations in product costs and the mix of products sold;

•       The size and timing of customer orders, which, in turn, will often depend upon the success of our customers’ business or specific products or services;

•       Adverse changes in the conditions in the markets for display products;

•       The size and timing of capital expenditures by our customers;

•       Inventory practices of our customers;

•       Conditions in the broader markets for information technology and communications;

•       Adverse changes in the credit quality of our customers and suppliers;

•       Adverse changes in the supply of components such as LCD panels; and

•       The impact of acquired businesses and technologies.

These trends and factors could harm our business, operating results and financial condition.

If we fail to maintain and/or expand our sales channels, our revenue may decline.

To maintain and grow our market share, net sales and brand, we must maintain and expand our sales channels. We currently sell our products through distributors, retailers, VARs, system integrators, commercial or enterprise resellers, direct marketing/e-retailers, and ViewSonic online stores. These entities purchase our products directly from us or through our distributors. We have no minimum purchase commitments or long-term contracts with any of these third parties. Our agreements are generally non-exclusive and generally may be terminated by either party for any reason or no reason with 30 days notice.

Retailers have limited shelf space and promotional budgets, and competition is intense for these resources. A competitor with more extensive product lines and stronger brand identity may have greater bargaining power with these retailers. The competition for retail shelf space may increase, which would require us to increase our marketing expenditures to maintain current levels of retail shelf space.

We must also continuously monitor and evaluate emerging sales channels. If we fail to establish a presence in an important developing sales channel, our business could be harmed. If we are unable to establish relationships in emerging sales channels, our sales could decline and we would lose market share.

We rely on a limited number of wholesale distributors and national retailers for most of our sales, and changes in price or purchasing patterns could lower our revenue or gross margins.

We sell our products through wholesale distributors such as Ingram Micro, Tech Data Corporation and Synnex Corporation and national retailers such as Best Buy Co., Inc. and Comp USA, Inc. We expect that a majority of our net sales will continue to come from sales to a small number of wholesale distributors and national retailers for the foreseeable future. We have no minimum purchase commitments or long-term contracts with any of these customers. The wholesale distributors and retailers could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that wholesale distributors and retailers pay for our products are subject to negotiation and could change frequently. If any of our major wholesale distributors or retailers change their purchasing patterns or refuse to pay the prices that we set for our products, our net sales and operating results could be negatively impacted. If our wholesale distributors and retailers increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised. In addition, because our accounts receivable are concentrated within a small group of wholesale distributors and retailers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow.

If we do not effectively manage our sales channel inventory and product mix, we may incur costs associated with excess inventory or lose sales from having too few products or the wrong mix of products.

If we are unable to properly monitor, control and manage our sales channel inventory and maintain an appropriate level and mix of products with our customers and within our sales channels, we may incur increased and unexpected costs associated with this inventory. We generally allow wholesale distributors and retailers to return a limited amount of our products in exchange for other products. Under our price protection policy, subject to certain conditions, if we reduce the list price of a product, we issue a credit in an amount equal to the reduction for each of the products held in inventory by our wholesale distributors and retailers. If our wholesale distributors and retailers are unable to sell their inventory in a timely manner, we may under our policy lower the price of the products, or these parties may exchange the products for newer products. If we improperly forecast demand for our products we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. If these events occur, we could incur increased expenses associated with writing off excessive or obsolete inventory or lose sales and therefore suffer declining gross margins.

The average selling price of our products typically decreases rapidly over the life of the product, which negatively affects our gross margins.

The market in which we compete is subject to technological advances with yearly new product releases and price competition. As a result, the price at which we can sell our products typically declines over the life of the product. The price at which a product may be sold is generally referred to as the average selling price. For example, the average selling price of our CRT monitors declined approximately 12.8% from first quarter of 2003 to first quarter of 2004 and the average selling price of our LCD monitors increased approximately 9.5% from first quarter of 2003 to first quarter of 2004. In order to sell products that have a declining average selling price and still maintain our gross margins, we need to continually reduce our product costs. To manage product sourcing costs, we must collaborate with our contract manufacturers to engineer the most cost-effective design for our products. In addition, we must carefully manage the price paid for components used in our products. We must also successfully manage our freight and inventory holding costs to reduce overall product costs. We also need to continually introduce new products with higher sales prices and gross margins in order to maintain our overall gross margins. If we are unable to manage the cost of older products or successfully introduce new products with higher gross margins, our net sales will decrease and our gross margins will decline.

We depend on third-party contract manufacturers to manufacture our products. If these contract manufacturers experience any delay, disruption or quality control problems in their operations, we could lose market share and revenues, and our reputation may be harmed.

All of our products are manufactured, assembled, tested and packaged by contract manufacturers. We rely on several contract manufacturers to procure components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single contract manufacturer. Our contract manufacturers are primarily located in mainland China, Taiwan, Korea, Japan and Thailand and may be subject to disruption by earthquakes, typhoons and other natural disasters, as well as political, social or economic instability. We do not have any long-term contracts with any of our third-party contract manufacturers. All of our contracts with our contract manufacturers are terminable by either party with 90 days notice for any reason or no reason. Our four largest contract manufacturers in the first quarter of 2004 were Delta Electronics, Inc., Jean Company Ltd., Coretronic Corporation and Sampo Corporation. The loss of the services of any of our primary contract manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming.

Our reliance on contract manufacturers also exposes us to the following risks over which we have limited control:

•       Unexpected increases in manufacturing and repair costs;

•       Interruptions in shipments if one of our manufacturers is unable to complete production;

•       Inability to control the quality of finished products;

•       Inability to control delivery schedules;

•       Unpredictability of manufacturing yields; and

•       Potential lack of adequate capacity to manufacture all or a part of the products we require.

We rely upon third parties for technology that is critical to our products, and if we are unable to continue to license this technology and future technology, our ability to offer competitive products could be harmed and our costs of production could increase.

We rely on third parties to obtain non-exclusive software license rights to technologies that are incorporated into and necessary for the operation and functionality of our products. Because the intellectual property we license is available from third parties, barriers to entry for our competitors may be lower than if we owned exclusive rights to the technology we license and use. On the other hand, if a competitor enters into an exclusive arrangement with any of our third-party technology providers, our ability to develop and sell products containing that technology could be severely limited. Our licenses often require royalty payments or other consideration to third parties. Our success will depend in part on our continued ability to have access to these technologies on commercially reasonable terms. If we are unable to license the necessary technology, we may be forced to acquire or develop alternative technology of lower quality or performance standards. This could limit and delay our ability to offer competitive products and increase our costs of production. As a result, our gross margins, market share, and operating results could be harmed.

If we are unable to provide our third-party contract manufacturers with an accurate forecast of our component and material requirements, we may experience delays in the manufacturing of our products and the costs of our products may increase.

We provide our third-party contract manufacturers with a rolling forecast of demand which they use to determine their material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand and supply for a component at a given time. Some of our components have long lead times. If our forecasts are less than our actual requirements, our contract manufacturers may be unable to manufacture products in a timely manner. If our forecasts are too high, our contract manufacturers will be unable to use the components they have purchased. The cost of the components used in our products tends to drop rapidly as volumes increase and the technologies mature. Therefore, if our contract manufacturers are unable to promptly use components purchased on our behalf, our cost of producing products may be higher than our competitors due to an over-supply of higher-priced components. Moreover, if they are unable to use certain components, we may need to reimburse them for any losses they incur.

If disruptions in our transportation network occur or our shipping costs substantially increase, our operating expense could increase and our financial results could be negatively impacted.

We are highly dependent upon the transportation systems we use to ship our products, including surface, ocean and air freight. Our attempt to closely match our inventory levels to our product demand intensifies the need for our transportation systems to function effectively and without delay. The transportation network is subject to disruption from a variety of causes, including labor disputes or port strikes, acts of war or terrorism and natural disasters. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time could result in delayed or lost revenue. In addition, if the recent increases in fuel prices were to continue, our transportation costs would likely increase. A prolonged transportation disruption or a significant increase in the cost of freight could severely disrupt our business and harm our operating results.

If we fail to continue to introduce new products that achieve broad market acceptance on a timely basis, we will not be able to compete effectively and we will be unable to increase or maintain net sales and gross margins.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products and product enhancements that achieve broad market acceptance in the business and home markets. Our future success will depend in large part upon our ability to:

•       Identify demand trends in the business and home display markets and quickly develop, manufacture and sell products that satisfy these demands;

•       Manage our cost structure to enable us to bring new products to market at competitive prices;

•       Respond effectively to new product announcements by our competitors by designing, either internally or through third parties, competitive products; and

•       Provide compatibility and interoperability of our products with products offered by other vendors and new technologies as they emerge.

We depend on our officers, and if we are not able to retain them, our business will suffer.

We are highly dependent on James Chu, our Chairman of the Board and Chief Executive Officer and majority stockholder, and other officers. Due to the specialized knowledge each of our officers possesses with respect to our business and our operations, the loss of service of any of our officers could adversely affect our business. We do not carry key man life insurance on our officers.

We not have employment agreements with any of our officers. Each of our officers may terminate their employment without notice and without cause or good reason. We currently are not aware that any officer is planning to leave or retire.

If we do not succeed in executing our growth strategies within our markets, our revenues may not increase.

Our strategies include further expanding our business in markets in which we currently operate, including China, Russia, Eastern and Western Europe. In many of these markets, we face barriers in the form of long-standing relationships between our potential customers and their local suppliers, as well as protective regulations. In addition, pursuing international growth opportunities may require us to make significant investments long before we realize returns on the investments, if any. Increased investments may result in expenses growing at a faster rate than revenues. Our overseas investments could be adversely affected by:

•       Reversals or delays in the opening of foreign markets to new participants;

•       Exchange controls;

•       Restrictions on foreign investment or the repatriation of profits or invested capital;

•       Nationalization of local industry;

•       Changes in export or import restrictions;

•       Changes in the tax system or rate of taxation in the countries where we do business; and

•       Economic, social, and political risks.

In addition, difficulties in foreign financial markets, economies and foreign financial institutions, particularly in emerging markets, could adversely affect demand from customers in the affected countries. Because of these factors, we may not succeed in expanding our business in international markets. This could hurt our business growth prospects and results of operations.

Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling our products.

Many of our products are designed to include software or other intellectual property licenses from third parties. Competitors’ protected technology may be unavailable to us or be made available to us only on unfavorable terms and conditions. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe that, based upon past experience and standard industry practice, these licenses generally can be obtained on commercially reasonable terms. There can be no assurances, however, that we will be able to obtain, on commercially reasonable terms or at all, from third parties the licenses that we will need. Due to the existence of a large number of patents in our field and the rapid rate of issuance of new patents, it is not practical to determine in advance whether a product or any of its components infringe the patent rights of others.

We routinely receive claims regarding patent and other intellectual property matters. Pursuant to our agreements with our suppliers, we generally seek indemnification from our suppliers in connection with such claims. Whether or not these claims have merit, they may require significant resources to defend. To date, none of these claims have had a material impact on our business. We are currently involved in several such proceedings. None of which we believe are material to our business. If an infringement claim is successful and we are unable to obtain the license for the infringed technology or substitute similar non-infringing technology, our business could be harmed.

We may be subject to product liability claims that could result in significant direct or indirect costs to us.

There is a risk that defects may occur in our products and services. The occurrence of these defects could make us liable for damages caused by these defects, including consequential damages. To date, none of these claims have had a material impact on our business. Negative publicity concerning these problems could also make it more difficult to convince customers to buy our products and services. Both could hurt our business, operating results, and financial condition.

We rely on our contract manufacturers for assistance in new product development, and our new product introduction efforts could be harmed by any adverse change in these relationships.

We work with our contract manufacturers to develop and/or incorporate new technologies and products. Our contract manufacturers design the electronic and mechanical systems of a display product around our choice of major components and our specific industrial design. Aside from these major specifications mandated by us, the contract manufacturers choose electronic and mechanical solutions of standard design to reduce the development time, engineering cost and procurement risk associated with more customized designs. Our relationships with these contract manufacturers generally do not include a long-term commitment on behalf of either party. If our contract manufacturers encounter financial or other business difficulties, if their strategic objectives change, or if they perceive us to no longer be an attractive customer, they may no longer assist us in our product development efforts. Our business could be harmed if we were unable to continue one or more of our contract manufacturing relationships.

Impairment of our investment portfolio could harm our net earnings.

We have an investment portfolio that includes a variety of investments. In most cases, we do not attempt to reduce or eliminate our market exposure on these investments. We could incur losses related to the impairment of these investments, which could result in charges to net earnings. Some of our investments are in public and privately-held companies that are still in the start-up or development stage, which have inherent risks because the technologies or products they have under development are typically in the early stages and may never become successful. Furthermore, the values of our investments in publicly-traded companies are subject to significant market price volatility. We often couple our investments in technology companies with a strategic commercial relationship. Our commercial agreements with these companies may not be sufficient to allow us to obtain and integrate such products and services into our offerings or otherwise benefit from the relationship, and third parties, including competitors, may subsequently acquire these companies. Economic weakness could further impact our investment portfolio.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of March 31, 2004, our chief executive officer and chief financial officer have concluded that, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In the ordinary course of business, we are involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial, employment and other matters. In accordance with SFAS No. 5, “Accounting for Contingencies,” we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on our results of operations for that period. We believe that, given our current liquidity and cash and investment balances, even were we to receive an adverse judgment with respect to litigation that we are currently a party to, it is likely that such a judgment would not have a material impact on our financial condition, results of operations or liquidity.

ITEM 2.   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURPOSES OF EQUITY SECURITIES

From January 1, 2004 through March 31, 2004, we sold and issued the following unregistered securities:

(1)   From January 1, 2004 through March 31, 2004, we did not grant any stock options to purchase shares of our common stock, to employees, consultants and directors pursuant to our 1999 Stock Plan. During this period, stock options to purchase an aggregate of 436,607 shares of our common stock were canceled without being exercised.

(2)   From January 1, 2004 through March 31, 2004, we issued an aggregate of 14,437 shares of our common stock, at an exercise price of $1.09 per share, pursuant to the exercise of outstanding stock options to purchase shares of our common stock granted pursuant to our 1999 Stock Plan.

The securities described in (1) and (2) above may not have been exempt from either registration under the Securities Act or qualification under state securities laws. Consequently, recipients of the options and purchasers of the shares for which registration or qualification may have been required under the Securities Act or state securities laws may have the right to rescind their grant of options and purchases of shares. We concluded a rescission offer, as permitted under California state law, to the holders of these options and shares on June 24, 2004. As a result approximately 469,000 options and 15,000 common stock shares were tendered back to and accepted by ViewSonic. There are no assurances that we will not be subject to penalties or fines relating to these issuances. We believe our rescission offer could provide us with additional meritorious defenses against any future claims relating to these shares. See Part 1, Item 1 Note 9 to our consolidated condensed financial statements for more information.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Public Company Accounting Reform and Investor Protection Act of 2002, we are responsible for disclosing the nature of the non-audit services approved by our Audit Committee during a quarter to be performed by our independent auditor. Non-audit services are services other than those provided by our independent auditor in connection with an audit or a review of our financial statements. During the first quarter of fiscal 2004, our Audit Committee did not approve any new or recurring non-audit services.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

31.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1*

Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*                    The certification attached as Exhibit 32.1, accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of ViewSonic Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

(b)   Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2004.

ViewSonic Corporation
By:	/s/ James A. Morlan
James A. Morlan
Chief Financial Officer
(Principal Financial and Accounting Officer)