Form 10-Q
period 2004-06-30
VIEWSONIC CORP
filed 2004-08-16
CIK 1068806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to                      .

Commission file number: 000-50730

VIEWSONIC CORPORATION

(Exact name of Registrant as Specified in Its Charter)

Delaware	95-4120606
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

The number of shares of the registrant’s common stock outstanding as of June 30, 2004 was 353,919,677 shares.

VIEWSONIC CORPORATION
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2004 AND DECEMBER 31, 2003
(In thousands, except for share data and par value)
(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,809	$87,760
Short-term investments	4,529	3,687
Trade receivables—net	120,055	131,805
Other receivables	6,925	5,765
Inventories	176,095	128,803
Deferred income taxes	12,689	11,592
Prepaids and other current assets	5,590	4,980
Income taxes receivable	7	123
Net assets of business held for sale	4,161	4,013
Total current assets	414,860	378,528
PROPERTY, PLANT AND EQUIPMENT—Net	16,017	15,909
LONG-TERM INVESTMENTS	11,889	13,704
GOODWILL	2,123	2,123
OTHER ASSETS—Net	1,526	2,869
TOTAL	$446,415	$413,133
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings	$1,117	$6,342
Accounts payable	267,058	237,269
Accrued promotional expenses	16,989	15,779
Accrued warranty expense	15,145	14,706
Other accrued expenses	19,693	18,684
Total current liabilities	320,002	292,780
SUBORDINATED NOTES PAYABLE—Related party	43,000	43,000
DEFERRED INCOME TAXES	—	590
CONVERTIBLE MANDATORILY REDEEMABLE PREFERRED STOCK	12,720	12,056
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: Authorized—600,000,000 shares at June 30, 2004 and December 31, 2003 Outstanding—353,919,677 and 353,897,749 shares at June 30, 2004 and December 31, 2003, respectively	3,539	3,539
Additional paid-in capital	92,143	92,105
Accumulated deficit	(21,431)	(28,125)
Accumulated other comprehensive loss	(3,558)	(2,812)
Total stockholders’ equity	70,693	64,707
TOTAL	$446,415	$413,133

See accompanying notes to consolidated condensed financial statements.

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
JUNE 30, 2004 AND 2003
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
NET SALES	$265,039	$240,054	$558,932	$506,601
COST OF SALES	232,997	208,918	481,982	434,109
GROSS PROFIT	32,042	31,136	76,950	72,492
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	32,791	30,476	65,188	63,624
(LOSS) INCOME FROM OPERATIONS	(749)	660	11,762	8,868
OTHER INCOME (EXPENSE), Net:	(1,233)	351	(439)	1,799
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,982)	1,011	11,323	10,667
PROVISION FOR INCOME TAXES	(92)	378	3,277	2,196
(LOSS) INCOME FROM CONTINUING OPERATIONS	(1,890)	633	8,046	8,471
(LOSS) INCOME FROM DISCONTINUED OPERATIONS (Note 10)	(397)	56	(688)	(110)
NET (LOSS) INCOME	(2,287)	689	7,358	8,361
PREFERRED STOCK ACCRETION	(337)	(304)	(664)	(593)
NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(2,624)	$385	$6,694	$7,768
BASIC (LOSS) EARNINGS PER SHARE—CONTINUING OPERATIONS	$(0.01)	$0.00	$0.02	$0.02
BASIC (LOSS) EARNINGS PER SHARE—DISCONTINUED OPERATIONS	$0.00	$0.00	$0.00	$0.00
DILUTED (LOSS) EARNINGS PER SHARE—CONTINUING OPERATIONS	$(0.01)	$0.00	$0.02	$0.02
DILUTED (LOSS) EARNINGS PER SHARE—DISCONTINUED OPERATIONS	$0.00	$0.00	$0.00	$0.00

See accompanying notes to consolidated condensed financial statements

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
JUNE 30, 2004 AND 2003
(In thousands)
(Unaudited)

	Six months ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$8,046	$8,471
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2,091	1,950
Minority interest in net loss of subsidiaries	—	(374)
Loss on disposal of property, plant and equipment	156	55
Provision for doubtful accounts	164	151
(Gain) loss on sale of long-term investments	(861)	576
Deferred income taxes	(1,097)	1,505
Other	30	31
Changes in operating assets and liabilities:
Trade receivables—net	11,585	881
Other receivables	(1,160)	3,583
Inventories	(47,292)	(26,828)
Prepaids and other current assets	749	(93)
Accounts payable	29,789	(24,814)
Accrued promotional and other expenses	413	(2,334)
Accrued warranty expense	439	1,698
Income taxes payable/receivable	1,341	1,860
Net cash provided by (used in) operating activities	4,393	(33,682)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of property, plant and equipment	(2,245)	(1,954)
Proceeds on sale of long-term investments	1,308	4,050
Purchases of short-term investments	(842)	—
Discontinued operations	(284)	(302)
Net cash (used in) provided by investing activities	(2,063)	1,794
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	9,406	22,189
Payments on bank borrowings	(14,631)	(14,224)
Proceeds from issuance of common stock	38	8
Net cash (used in) provided by financing activities	(5,187)	7,973
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,857)	(23,915)
CASH AND CASH EQUIVALENTS—Beginning of period	87,760	66,088
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(94)	(117)
CASH AND CASH EQUIVALENTS—End of period	$84,809	$42,056

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements for ViewSonic Corporation and our consolidated subsidiaries contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2004, our results of operations for the three and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003. The consolidated condensed balance sheet as of December 31, 2003 is derived from the December 31, 2003 audited financial statements.

The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 and notes thereto included in our Form 10/A filed with the Securities and Exchange Commission on June 25, 2004.

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

Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, the recognition of compensation expense for employee stock-based compensation arrangements using the fair value method of accounting. We have elected the “disclosure only” alternative and have disclosed the pro forma net income (loss) per share amounts using the fair value method.

If compensation expense for our stock options had been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, our net income (loss) would have been impacted as shown in the following table for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net (loss) income:
As reported	$(2,287)	$689	$7,358	$8,361
Pro forma	$(2,331)	$623	$7,249	$8,242
Basic (loss) earnings per share:
As reported	$(0.01)	$0.00	$0.02	$0.02
Pro forma	$(0.01)	$0.00	$0.02	$0.02
Diluted (loss) earnings per share:
As reported	$(0.01)	$0.00	$0.02	$0.02
Pro forma	$(0.01)	$0.00	$0.02	$0.02

Please see the assumptions used to value stock options as reported in our registration statement on Form 10/A for the year ended December 31, 2003 filed with the Securities and Exchange Commission on June 25, 2004.

Note 3.   Comprehensive (loss) Income

Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities available for sale that are reflected in stockholders’ equity instead of net income. The following table sets forth the calculation of comprehensive (loss) income for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net (loss) income	$(2,287)	$689	$7,358	$8,361
Foreign currency translation	(415)	103	167	96
Unrealized holding gains/(losses) on marketable securities—less realized gains	(1,646)	(593)	(913)	(1,412)
Total comprehensive (loss) income	$(4,348)	$199	$6,612	$7,045

Note 4.   Income Taxes

The provision for income taxes has been recorded based upon the current estimate of our annual effective tax rate. This rate differs from the federal statutory rate primarily due to the provision for state income taxes and the effects of our foreign operations. Our effective tax rate on income/(loss) from continuing operations was approximately (4.6)% and 37.4% for the three months ended June 30, 2004 and 2003, respectively, and 28.9% and 20.6% for the six months ended June 30, 2004 and 2003, respectively.

Note 5.   Commitments and Contingencies

Litigation—We are involved in various legal matters in the normal course of our business. Management believes that the ultimate outcome of such matters will not have a material adverse effect on the accompanying consolidated condensed financial statements.

Services Agreements—In 1999, we entered into a services agreement with a logistics supplier. The agreement provides for warehousing, shipping and freight services. The amount to be paid is based on the level of services provided as defined in the agreement. The expense totaled $881,000 and $977,000 for the three months ended June 30, 2004 and 2003, and $1,793,000 and $1,807,000 for the six months ended June 30, 2004 and 2003, respectively.

During 2000, we entered into a services agreement with a repair service provider. The amount to be paid is based on the level of services provided as defined in the agreement. The expense totaled $382,000 and $364,000 for the three months ended June 30, 2004 and 2003, and $612,000 and $894,000 for the six months ended June 30, 2004 and 2003, respectively.

Purchase Commitments—We have purchase commitments for materials and supplies as part of the normal course of business. The total outstanding commitment under an agreement to supply production of component parts is $678,000 as of June 30, 2004. Seperately, commitments to purchase inventory at above-market prices have been reserved. The total amount reserved under these commitments is currently $0 as of June 30, 2004 but was $3,364,000 as of December 31, 2003, before we purchased the inventory, and is included as part of other accrued expenses for that period.

Other Agreements—We have a licensing agreement for embedded software with a U.S.-based high-tech company. The total amount reserved under this licensing agreement is $1,738,000 and $1,051,000 as of June 30, 2004 and December 31, 2003, respectively. This agreement expires on June 30, 2005.

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

The types and class of customers, primarily distributors and retailers, are also similar across the product lines. We have two major products—visual displays (CRT and LCD computer monitors) and other products. Both products are sold to all of our markets. The following segment financial information is for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Sales
Americas	$153,615	$156,222	$313,284	$327,125
Europe	42,804	33,826	109,578	78,093
Asia Pacific	68,620	50,006	136,070	101,383
Total	$265,039	$240,054	$558,932	$506,601
(Loss) income from operations:
Americas	$1,550	$1,174	$7,491	$6,131
Europe	(588)	652	5,183	3,440
Asia Pacific	(1,711)	(1,166)	(912)	(703)
Total	$(749)	$660	$11,762	$8,868

Note 7.   Warranty

We provide product warranty programs on a worldwide basis that vary in term from 12 to 36 months. The length of the warranty period and the specific warranty coverage are based on the type of product. We accrue for estimated warranty costs at the time the product is sold, and such amounts are based upon historical experience. The historical data that determines the warranty accrual and the overall estimate of the warranty reserve includes the following key factors: period of warranty, net cost of repair (repair costs less reimbursements from suppliers), defective rates and total number of products under warranty. The following table summarizes our activity in the warranty reserve for the periods indicated (in thousands):

Three Months Ended	Beginning Accrued Warranty Reserve	Payments for Units Returned	Additional Warranty Expense for Units Sold	Warranty Reserve Adjustment	Ending Accrued Warranty Reserve
June 30, 2003	$14,253	$(4,772)	$5,054	$1,416	$15,951
June 30, 2004	$14,706	$(6,189)	$6,628	$—	$15,145

Note 8.   Earnings Per Share

We present both basic and diluted earnings per share, or EPS, amounts. Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted EPS amounts are based upon the weighted-average number of common and potential common shares, including warrants outstanding during the year.

Potential common shares are excluded from the calculation in periods in which they have an anti-dilutive effect.  We use the treasury stock method to calculate the impact of outstanding stock options and warrants.  Due to the loss incurred for the three months ended June 30, 2004, options for 6,659,000 shares and 3,270,000 shares issuable upon exercise of warrants were excluded from the diluted earnings per share calculation for such period.  In addition, stock options for which the exercise price exceeds the average market price over the periods have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.  For the six months ended June 30, 2004, options for 4,650,000 shares were excluded from the diluted earnings per share calculation for such period because they were anti-dilutive.  For the three months and six months ended June 30, 2003, options for 2,748,000 shares were excluded from the diluted earnings per share calculation for such period because they were anti-dilutive.  Amounts are for the periods indicated (amounts in thousand, except share and per share information).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic EPS:
Numerator—Income (loss) from continuing operations available to common stockholders	$(2,227)	$329	$7,382	$7,878
Numerator—Income (loss) discontinued operations available to common stockholders	$(397)	$56	$(688)	$(110)
Denominator—weighted-average shares outstanding	353,921	353,888	353,913	353,887
Basic EPS
Conintuing operations	$(0.01)	$0.00	$0.02	$0.02
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Diluted EPS:
Numerator:
Income (loss) from continuing operations available to common stockholders	$(2,227)	$329	$7,382	$7,878
Income (loss) from continuing operations available to common stockholders	$(397)	$56	$(688)	$(110)
Denominator:
Weighted-average shares outstanding	353,921	353,888	353,913	353,887
Stock options(1)	—	1,431	2,009	1,431
Interest warrants(1)	—	3,270	3,270	3,270
Total shares	353,921	358,589	359,192	358,588
Diluted EPS
Conintuing operations	$(0.01)	$0.00	$0.02	$0.02
Discontinued operations	$0.00	$0.00	$0.00	$0.00

(1)   For the three months ended June 30, 2004, options for 6,659,000 shares and 3,270,000 shares issuable upon exercise of warrants were excluded from the diluted earnings per share calculation. For the six months ended June 30, 2004, options for 4,650,000 shares were excluded from the diluted earnings per share calculation.  For the three months and six months ended June 30, 2003, options for 2,748,000 shares were excluded from the diluted earnings per share calculation.

Note 9.   Rescission Shares

Recipients of the certain options as well as purchasers of the shares for which registration or qualification may have been required may have the right under the Securities Act or state securities laws to rescind their grant of options and purchases of shares. We concluded a rescission offer, as permitted under California state law, to the holders of these options and shares on June 24, 2004. Holders of options subject to the rescission were offered an amount equal to 10% of the strike price plus 7% per annum interest from the date of grant. Holders of stock subject to rescission were offered 100% of the exercise price plus 7% per annum interest from the date of exercise. As a result, approximately 469,000 options and 15,000 common stock shares were tendered back to and accepted by ViewSonic and an expense of $79,000 was recorded for the rescission of these securities.

Note 10.   Discontinued Operations

During the second quarter of 2004, we entered into negotiations to sell ADO, one of our majority owned subsidiaries. We closed the sale and recorded a $4,400,000 gain in the third quarter of 2004. The purchase price and the cost basis of the sale were $8,800,000 and $4,100,000 less expenses of $307,000. As of June 30, 2004, the net assets of ADO were classified as held for sale. Ten percent of the gross proceeds payable to us, as well as ten percent from the other principal shareholders of ADO, shall remain in an escrow for one year to facilitate recourse by the buyer in the event of a breach of representations and warranties. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of this business are reported as discontinued operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Sales
ADO	$502	$731	$844	$1,099
(Loss) Income from discontinued operations
ADO	$(397)	$56	$(688)	$(110)

ADO’s Balance Sheet

	June 30,	June 30,
	2004	2003
Current assets	$640	$362
Other assets	$5,412	$5,447
Total assets	$6,052	$5,809
Accounts payable and accrued expenses	$765	$355
Minority interest	$1,126	$1,441
Net assets of business held for sale	$4,161	$4,013

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These forward-looking statements include but are not limited to: statements related to industry trends and future growth in the markets for visual display technology products; our product development efforts; the timing of our introduction of new products; industry and consumer acceptance of our products; and future profitability. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The “Quantitative and Qualitative Disclosure About Market Risk” section, among other things, should be considered in evaluating our prospects and future financial performance.

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

Recent Trends in Our Business

For most of 2003 and for a significant part of the first half of 2004, the industry experienced a supply shortage of key LCD products due to LCD panel shortages and the manufacturing capacity constraints of our contract manufacturers. These capacity constraints were due to contract manufacturers allocating more of their production capacity to higher margin LCD televisions (LCD TVs) and computer notebooks, product categories where demand was expected to grow at a high rate in the future. During this shortage timeframe, our LCD panel costs experienced a rapid increase, resulting in an increase in the average selling price of our LCD monitors.

However, in the latter part of the second quarter of 2004, the LCD panel availability situation changed significantly. The LCD TV segment did not grow as quickly as anticipated. The LCD market experienced negative growth trends in notebook computer sales, and a softening of demand for certain LCD monitor products. All of these trends impacted our sales in the second half of the second quarter in the Europe and Americas market. Additionally, our contract manufacturers shifted their production capacity to LCD monitors from LCD TVs and computer notebooks. This shift resulted in increased availability LCD monitors and rapidly declining prices for LCD panels in recent weeks. Therefore, we are currently experiencing a transition from a shortage of LCD products to one of potential oversupply, which we expect to continue in the coming months. During this type of transition, we typically experience periods of higher levels of inventory.

Future Objectives and Challenges

As a result of the increase in the supply of LCD products, we expect the average selling prices of our LCD products to decline in the future. Our challenge in a declining price market will be to aggressively minimize our inventory levels, maintain a product mix that will satisfy our customers’ demand and maximize our gross profit opportunities.

Results of Operations

The following table sets forth, for the periods indicated, our consolidated condensed statements of operations expressed as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.9%	87.0%	86.2%	85.7%
Gross profit	12.1%	13.0%	13.8%	14.3%
Selling, general and administrative expenses	12.4%	12.7%	11.7%	12.6%
Income (loss) from operations	(0.3)%	0.3%	2.1%	1.8%
Other income (expense), net:	(0.5)%	0.1%	(0.1)%	0.4%
(Loss) income from continuing operations before income taxes	(0.7)%	0.4%	2.0%	2.1%
Provision for income taxes	0.0%	0.2%	0.6%	0.4%
(Loss) income from continuing operations	(0.7)%	0.3%	1.4%	1.7%
(Loss) income from discontinued operations	(0.1)%	0.0%	(0.1)%	0.0%
Net (loss) income	(0.9)%	0.3%	1.3%	1.7%
Preferred stock accretion	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Net income available to common stockholders	(1.0)%	0.2%	1.2%	1.5%

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	Percentage Increases/ (Decreases)	2003	2004	Percentage Increases/ (Decreases)	2003
	(in thousands)
Net sales
Americas	$153,615	(1.7)%	$156,222	$313,284	(4.2)%	$327,125
Europe	42,804	26.5%	33,826	109,578	40.3%	78,093
Asia Pacific	68,620	37.2%	50,006	136,070	34.2%	101,383
Total	$265,039	10.4%	$240,054	$558,932	10.3%	$506,601
Income (loss) from continuing operations:
Americas	$1,550	32.0%	$1,174	$7,491	22.2%	$6,131
Europe	(588)	(190.2)%	652	5,183	50.7%	3,440
Asia Pacific	(1,711)	(46.7)%	(1,166)	(912)	(29.7)%	(703)
Total	$(749)	(213.5)%	$660	$11,762	32.6%	$8,868

Consolidated Results of Operations—Three Months and Six Months Ended June 30, 2004 and June 30, 2003

Net Sales

Our consolidated net sales increased $25.0 million, or 10.4%, to $265.0 million for the three months ended June 30, 2004 compared to $240.1 million for the three months ended June 30, 2003. Consolidated net sales increased $52.3 million, or 10.3%, to $558.9 million for the six months ended June 30, 2004 compared to $506.6 million for the six months ended June 30, 2003. Net sales outside of the Americas region accounted for 42.0% and 34.9% of total net sales for the three months ended June 30, 2004 and 2003, and 43.9% and 35.4% of total net sales for the six months ended June 30, 2004 and 2003, respectively. The growth in net sales outside of the Americas was predominantly driven by higher net sales in Russia, the United Kingdom and China. The increase in unit volume was offset by a decline in the average selling price per unit of 2.7% and 2.2% for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 due to product mix. Additionally, due to the LCD product shortage during the first part of 2004, we reduced the number of sales allowance programs offered worldwide, which resulted in a reduction of sales allowances in the second quarter of 2004 as compared to the second quarter of 2003. Returns and sales incentive allowances charged against gross sales were $25.0 million and $27.5 million for the three months ended June 30, 2004 and 2003, and $46.2 million and $56.5 million for the six months ended June 30, 2004 and 2003, respectively.

We sold approximately 1.0 million display products for the three months ended June 30, 2004 compared to approximately 900,000 display products for the three months ended June 30, 2003. Of the total product units sold for the three months ended June 30, 2004, CRT monitors accounted for 52.2%, LCD monitors accounted for 34.7%, and other products accounted for 13.1% as compared to 49.2%, 42.8%, and 8.0%, respectively, for the three months ended June 30, 2003. The increase in units sold was primarily due to continued expansion in China as well as stronger unit sales in Europe.

We sold approximately 2.1 million display products for the six months ended June 30, 2004 compared to approximately 1.9 million display products for the six months ended June 30, 2003. Of the display product units sold for the six months ended June 30, 2004, CRT monitors accounted for 51.8%, LCD monitors accounted for 36.2%, and other products accounted for 12.1% as compared to 49.0%, 42.0%, and 9.0%, respectively, for the six months ended June 30, 2003. The increase in units sold was primarily due to continued expansion in China as well as stronger unit sales in Europe.

Americas—In our Americas region, net sales decreased $2.6 million, or 1.7%, to $153.6 million for the three months ended June 30, 2004 compared to $156.2 million for the three months ended June 30, 2003. Net sales decreased $13.8 million, or 4.2%, to $313.3 million for the six months ended June 30, 2004 compared to $327.1 million for the six months ended June 30, 2003. The decrease in net sales was primarily due to lower unit sales of LCD displays as a result of the LCD panel shortage during the first five months of 2004 partially offset by an increase in CRT sales. The decrease in net sales was partially offset by lower sales allowances during the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003.

Europe—In our Europe region, net sales increased $9.0 million, or 26.5%, to $42.8 million for the three months ended June 30, 2004 compared to $33.8 million for the three months ended June 30, 2003. Net sales increased $31.5 million, or 40.3%, to $109.6 million for the six months ended June 30, 2004 compared to $78.1 million for the six months ended June 30, 2003. The increase in net sales was primarily due to the region’s continued expansion in Russia, France, and the United Kingdom. Net sales also increased due to the shift in the ratio of sales from CRT to LCD products. In addition, the increase in net sales was aided by lower sales allowances during the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003.

Asia Pacific—In our Asia Pacific region, net sales increased $18.6 million, or 37.2%, to $68.6 million for the three months ended June 30, 2004 compared to $50.0 million for the three months ended June 30, 2003. Net sales increased $34.7 million, or 34.2%, to $136.1 million for the six months ended June 30, 2004 compared to $101.4 million for the six months ended June 30, 2003. The primary reason for the increase in net sales was due to our continued growth in the China market, largely as a result of increased unit shipments of CRT products. In addition, net sales also increased due to higher unit sales in existing markets such as Australia, New Zealand and Southeast Asia as a result of expanding our customer base.

Cost of Sales

Our consolidated cost of sales increased $24.1 million, or 11.5%, to $233.0 million for the three months ended June 30, 2004 compared to $208.9 million for the three months ended June 30, 2003. Consolidated cost of sales increased $47.9 million, or 11.0%, to $482.0 million for the six months ended June 30, 2004 compared to $434.1 million for the six months ended June 30, 2003. As a percentage of net sales, cost of sales increased to 87.9% for the three months ended June 30, 2004 from 87.0% for the three months ended June 30, 2003. For the six months ended June 30, 2004 cost of sales increased to 86.2% as a percentage of net sales from 85.7% for the six months ended June 30, 2003. The primary reasons for the increase in cost of sales were the increase in net sales as well as higher LCD product costs, which increased by 13.8% and 11.6% for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003. The increase was also due to higher inventory write-downs of $2.0 million and $2.1 million for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003. Overall, gross margin declined to 12.1% for the three months ended June 30, 2004 compared to 13.0% for the three months ended June 30, 2003. Gross margin also declined to 13.8% for the six months ended June 30, 2004 compared to 14.3% for the six months ended June 30, 2003.

Selling, General and Administrative

Selling, general and administrative expenses increased $2.3 million, or 7.6%, to $32.8 million for the three months ended June 30, 2004 compared to $30.5 million for the three months ended June 30, 2003. Selling, general and administrative expenses increased $1.6 million, or 2.5%, to $65.2 million for the six months ended June 30, 2004 compared to $63.6 million for the six months ended June 30, 2003. The dollar increase was mainly attributable to higher personnel costs of $1.5 million and $4.1 million for the three and six months ended June 30, 2004 to support regional expansion in our existing markets such as China, Russia and other key regional markets as well as to support expansion of our existing and new product categories such as LCD TVs, plasma displays and Tablet PCs. In addition, we had higher advertising and marketing costs of $1.5 million and $847,000 for the three and six months ended June 30, 2004 to support regional and product expansion and higher professional fees of $1.1 million and $1.0 million for the three and six months ended June 30, 2004. The increase was partially offset by lower product development expenses of $1.2 million and $3.4 million for the three and six months ended June 30, 2004. As a percentage of net sales, selling, general and administrative expenses decreased to 12.4% for the three months ended June 30, 2004 from 12.7% for the three months ended June 30, 2003. Also, as a percentage of net sales, selling, general and administrative expenses decreased to 11.7% for the six months ended June 30, 2004 from 12.6% for the six months ended June 30, 2003.

(Loss) Income from Operations

Income from operations decreased $1.4 million, or 213.5%, to a loss of $(749,000) for the three months ended June 30, 2004 when compared to $660,000 for the three months ended June 30, 2003. However, income from operations increased $2.9 million, or 32.6%, to $11.8 million for the six months ended June 30, 2004 when compared to $8.9 million for the six months ended June 30, 2003. As a percentage of net sales, income from operations decreased to (0.3) % for the three months ended June 30, 2004 when compared to 0.3% for the three months ended June 30, 2003. However, as a percentage of net sales, income from operations increased to 2.1% for the six months ended June 30, 2004 when compared to 1.8% for the six months ended June 30, 2003.

Americas—In our Americas region, income from operations increased $375,000, or 32.0%, to $1.6 million for the three months ended June 30, 2004 when compared to $1.2 million for the three months ended June 30, 2004. Also, income from operations increased $1.4 million, or 22.2%, to $7.5 million for the six months ended June 30, 2004 when compared to $6.1 million for the six months ended June 30, 2003. The increase for the three and six months ended June 30, 2004 when compared to the three and six months ended June 30, 2003 was mainly due to lower advertising, marketing expenses and product development costs partially offset by lower net sales and higher personnel costs.

Europe—In our Europe region, income from operations decreased $1.2 million, or 190.2%, to a loss of $(588,000) for the three months ended June 30, 2004 when compared to a loss of $652,000 for the three months ended June 30, 2003. However, income from operations increased $1.7 million, or 50.7%, to $5.2 million for the six months ended June 30, 2004 when compared to $3.4 million for the six months ended June 30, 2003. The decrease for the three months ended June 30, 2004 when compared to the three months ended June 30, 2003 was mainly due to higher inventory write-downs and higher LCD product costs. The decrease was also due to higher advertising and marketing costs, and higher personnel costs to support increased sales volume in existing markets partially offset by higher net sales in the three months ended June 30, 2004 when compared to the three months ended June 30, 2003. The increase for the six months ended June 30, 2004 when compared to six months ended June 30, 2003 was primarily due to the increase in net sales partially offset by higher LCD product costs, higher inventory write-downs, higher advertising and marketing expenses and higher personnel related expenses to support increased sales volume in existing markets.

Asia Pacific—In our Asia Pacific region, loss from operations increased $545,000, or 46.7%, to a loss of $(1.7) million for the three months ended June 30, 2004 when compared to a loss of $(1.2) million for the three months ended June 30, 2003. Also, loss from operations increased $(209,000), or (29.7)%, to a loss of $(912,000) for the six months ended June 30, 2004 when compared to a loss of $(703,000) for the six months ended June 30, 2003. The increase in loss for the three and six months was due to higher advertising and marketing expenses and higher personnel related costs related to supporting the increasing marketing efforts in China partially offset by an increase in net sales in the China market.

Other Income (Expense), Net

Other income (expense), net decreased $1.6 million, or 451.3%, to $(1.2) million for the three months ended June 30, 2004 compared to $351,000 for the three months ended June 30, 2003. Net other income (expense) also decreased $2.2 million, or 124.4%, to $(439,000) for the six months ended June 30, 2004 compared to $1.8 million for the six months ended June 30, 2003. The decrease was mainly related to foreign currency exchange losses, which totaled $(1.2) million and $(417,000) for the three and six months ended June 30, 2004 compared to foreign currency exchange gains of $883,000 and $1.8 million for the three and six months ended June 2003. The decrease was partially offset by gains on sale of investments of $553,000 and $861,000 for the three and six months ended June 30, 2004 compared to a loss of $(590,000) for the three and six months ended June 30, 2003.

Provision for Income Taxes

The (benefit)/provision for income taxes was $(92,000), or 4.6% on loss from continuing operations for the three months ended June 30, 2004 as compared to $378,000, or 37.4% on income from continuing operations for the three months ended June 30, 2003. The effective tax rate on net income (i.e., provision) decreased from 37.4% for the three months ended June 30, 2003 to an effective tax rate on net losses (i.e., benefit) of (4.6)% for the three months ended June 30, 2004 primarily due to greater losses that were sustained in jurisdictions where no tax benefit can be provided as well as an accumulated earnings tax in Taiwan that accrued during the three months ended June 30, 2003.

The provision for income taxes was $3.3 million, or 28.9%, on income from continuing operations for the six months ended June 30, 2004 as compared to $2.2 million, or 20.6%, on income from continuing operations for the six months ended June 30, 2003. The effective tax rate increased from 20.6% for the six months ended June 30, 2003 to 28.9% for the six months ended June 30, 2004 primarily due to a larger utilization of loss carryforwards from non-U.S. jurisdictions where no tax benefit had previously been provided.

(Loss) Income from Discontinued Operations

During the second quarter of 2004, we entered into negotiations to sell ADO, one of our majority owned subsidiaries. As of June 30, 2004, the net assets of ADO were classified as held for sale. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of these businesses are reported as discontinued operations for the periods indicated (in thousands). See Part I, Item 1, Note 10 to our consolidated condensed financial statements for more information on this transaction.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2004	2003
Net cash provided by (used in) operating activities	$4,393	$(33,682)
Net cash (used in) provided by investing activities	(2,063)	1,794
Net cash (used in) provided by financing activities	(5,187)	7,973
Net decrease in cash and cash equivalents	$(2,857)	$(23,915)

As of June 30, 2004, we had cash, cash equivalents and short-term investments of $89.3 million. Our cash balances are held in numerous locations throughout the world. Most of the amounts held outside the United States could be repatriated to the United States, but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. In certain countries, foreign exchange limitations limit the amount of cash that can be repatriated. We have accounted for the United States federal tax liability on these amounts for financial statement purposes except for foreign earnings that are considered indefinitely reinvested outside the United States. Repatriation could result in additional United States federal income tax payments in future years. Where local restrictions prevent an efficient inter-company transfer of funds, our intent is that cash balances would remain in the foreign country and we would meet United States liquidity needs through ongoing cash flows from operations, external borrowings, or both. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We expect to meet expected and unexpected cash flow needs by accessing our credit lines in the Americas, Europe, and Asia Pacific.

Operating Activities

Cash flow provided by operating activities was $4.4 million during the six months ended June 30, 2004 compared to cash flow used in operating activities of $(33.7) million during the six months ended June 30, 2003. The increase between the six months ended June 30, 2004 and June 30, 2003 was primarily due to a decrease in accounts receivable and an increase in accounts payable partially offset by an increase in inventory.

Accounts receivable decreased by $11.7 million to $120.1 million at June 30, 2004 from $131.8 million at December 31, 2003 primarily due to the timing of sales. Days sales outstanding remained relatively stable at 41 days at June 30, 2004 compared to 39 days at June 30, 2003. As of June 30, 2004 we had no major collection or billing problems that had not already been accounted for in our allowance for doubtful accounts. We have not materially changed our payment terms or delinquency policies between 2003 and 2004.

Inventories increased by $47.3 million to $176.1 million at June 30, 2004 compared to $128.8 million at December 31, 2003. Our inventory turns have remained relatively stable at three times for the six months ended June 30, 2004 and 2003.

Accounts payable increased approximately $29.8 million to $267.1 million at June 30, 2004 compared to $237.3 million at December 31, 2003. The increase was largely due to the increase in inventory balances and timing of our payments to our suppliers.

Investing Activities

Cash flow used in investing activities was $(2.1) million during the six months ended June 30, 2004 compared to cash flow provided by investing activities of $1.8 million during the six months ended June 30, 2003. The primary reason for the variance between periods was the sale of long-term investments in 2003 and the purchase of short-term investments in 2004.

Financing Activities

Cash flow used in financing activities was $(5.2) million during the six months ended June 30, 2004 compared to cash flow provided by financing activities of $8.0 million during the six months ended June 30, 2003. The primary reason for the variance was the net decrease of bank borrowings during the six months ended June 30, 2004 compared to a net increase of bank borrowings during the six months ended June 30, 2003 to fund operations in our Asia Pacific region.

Contractual Obligations and Commitments

At June 30, 2004, we had contractual obligations and commercial commitments of $67.4 million as shown in the table below. The table below excludes obligations related to accounts payable and accrued liabilities incurred in the ordinary course of business.

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$5,854	$1,362	$3,490	$1,002	$—
Materials and supplies—purchase commitments	678	678	—	—	—
Licensing agreements	1,738	—	1,738	—	—
Bank borrowings	1,117	1,117	—	—	—
Subordinated notes payable	43,000	—	—	43,000	—
Preferred stock mandatory redemption	15,000	—	15,000	—	—
Total	$67,387	$3,157	$20,228	$44,002	$—

Credit Facilities

As of June 30, 2004, we had no outstanding balance on our line of credit with CIT Group/Business Credit, Inc. As of June 30, 2004, the Asia Pacific region had outstanding cash advances of approximately $596,000 and other term loans of approximately $521,000. In June 2004, ViewSonic Europe Limited entered into a $20.0 million line of credit facility with Burdale Financial Limited. This line of credit is secured by trade receivable and inventory of ViewSonic Europe Limited. Advances bear interest at Libor plus a margin cost. There were no borrowings against this facility as of June 30, 2004.

Off-Balance Sheet Arrangements

As of June 30, 2004 and 2003, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Critical Accounting Policies and Estimates

Our critical accounting policies reflecting our estimates and judgments are described in Item 2 Financial Information of our registration statement on Form 10/A for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on June 25, 2004. We have not changed those policies since such date. Investors should therefore read this Item 2 in conjunction with such description.

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

We have significant European net sales denominated in the Euro. Product shipping, and selling, general and administrative costs associated with a portion of these sales are U.S. Dollar-denominated. During the six months ended June 30, 2004, the Euro-to-U.S. Dollar foreign currency exchange rate continued to strengthen against the U.S. Dollar increasing 2.3% compared to the year-end rate of 2003. During the six months ended June 30, 2003, the Euro-to-U.S. Dollar increased by 16.0% compared to the year-end rate of 2002. The strengthening of the Euro positively impacted the three months ended June 30, 2004 net sales by $409,000 and income from operations by $288,000, assuming all other factors remain constant. It also positively impacted the six months ended June 30, 2004 net sales by $1.9 million and income from operations by $1.4 million, assuming all other factors remain constant. We currently estimate that a 1.0% change in value of the Euro-to-U.S. Dollar exchange rates could impact net sales by $826,000. We cannot determine the ultimate impact of future changes to these and other currency exchange rates on our 2004 net sales, income from operations, net income, equity, and comprehensive income.

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

Factors that May Affect Our Business and Financial Results

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

The market in which we compete is subject to technological advances with yearly new product releases and price competition. As a result, the price at which we can sell our products typically declines over the life of the product. The price at which a product may be sold is generally referred to as the average selling price. For example, the average selling price of our CRT monitors declined approximately 5.0% and 9.2% for the three and six months ended June 30, 2004 when compared to the three and six months ended June 30, 2003, respectively. However, the average selling price of our LCD monitors increased approximately 13.8% and 11.6% for the three and six months ended June 30, 2004 when compared to three and six months ended June 30, 2003, respectively. In order to sell products that have a declining average selling price and still maintain our gross margins, we need to continually reduce our product costs. To manage product sourcing costs, we must collaborate with our contract manufacturers to engineer the most cost-effective design for our products. In addition, we must carefully manage the price paid for components used in our products. We must also successfully manage our freight and inventory holding costs to reduce overall product costs. We also need to continually introduce new products with higher sales prices and gross margins in order to maintain our overall gross margins. If we are unable to manage the cost of older products or successfully introduce new products with higher gross margins, our net sales will decrease and our gross margins will decline.

We depend on third-party contract manufacturers to manufacture our products. If these contract manufacturers experience any delay, disruption or quality control problems in their operations, we could lose market share and revenues, and our reputation may be harmed.

All of our products are manufactured, assembled, tested and packaged by contract manufacturers. We rely on several contract manufacturers to procure components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single contract manufacturer. Our contract manufacturers are primarily located in mainland China, Taiwan, Korea, Japan and Thailand and may be subject to disruption by earthquakes, typhoons and other natural disasters, as well as political, social or economic instability. We do not have any long-term contracts with any of our third-party contract manufacturers. All of our contracts with our contract manufacturers are terminable by either party with 90 days notice for any reason or no reason. Our four largest contract manufacturers for the three and six months ended June 30, 2004 were Delta Electronics, Inc., Coretronic Corporation, Techview International Technology Inc, and Jean Company Ltd. The loss of the services of any of our primary contract manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2004, our chief executive officer and chief financial officer have concluded that, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURPOSES OF EQUITY SECURITIES

From April 1, 2004 through June 30, 2004, we sold and issued the following unregistered securities:

(1)   From April 1, 2004 through June 30, 2004, we did not grant any stock options to purchase shares of our common stock, to employees, consultants and directors pursuant to our 1999 Stock Plan. During this period, stock options to purchase an aggregate of 1,002,681 shares of our common stock were canceled without being exercised.

(2)   From April 1, 2004 through June 30, 2004, we issued an aggregate of 22,662 shares of our common stock, at an exercise price between $1.00 and $1.09 per share, pursuant to the exercise of outstanding stock options to purchase shares of our common stock granted pursuant to our 1999 Stock Plan.

The securities described in (2) above may not have been exempt from either registration under the Securities Act or qualification under state securities laws. Consequently, recipients of the options and purchasers of the shares for which registration or qualification may have been required under the Securities Act or state securities laws may have the right to rescind their grant of options and purchases of shares. We concluded a rescission offer, as permitted under California state law, to certain holders of our options and shares on June 24, 2004. As a result approximately 469,000 options and 15,000 common stock shares were tendered back to, and accepted by, ViewSonic. There are no assurances that we will not be subject to penalties or fines relating to these issuances. We believe our rescission offer could provide us with additional meritorious defenses against any future claims relating to these shares. See Part I, Item 1, Note 9 to our consolidated condensed financial statements for more information.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Public Company Accounting Reform and Investor Protection Act of 2002, we are responsible for disclosing the nature of the non-audit services approved by our Audit Committee during a quarter to be performed by our independent auditor. Non-audit services are services other than those provided by our independent auditor in connection with an audit or a review of our financial statements. During the second quarter of fiscal 2004, our Audit Committee did not approve any new or recurring non-audit services.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

10.10	Facility Agreement between ViewSonic Europe Limited and Burdale Financial Limited, dated June 24, 2004.
10.11	Deed of Debenture among ViewSonic Europe Limited, others as Chargors and Burdale Financial Limited, dated June 24, 2004.
10.12	Pledge Agreement between ViewSonic Europe Limited and Burdale Financial Limited, dated June 24, 2004.
10.13	Third Party Pledgeholder Agreement among ViewSonic Europe Limited, Burdale Financial Limited and Furness Logistics B.V., dated June 24, 2004.
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

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

(b)   Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 16, 2004.

ViewSonic Corporation
By:	/s/ James A. Morlan
James A. Morlan
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.10	Facility Agreement between ViewSonic Europe Limited and Burdale Financial Limited, dated June 24, 2004.
10.11	Deed of Debenture among ViewSonic Europe Limited, others as Chargors and Burdale Financial Limited, dated June 24, 2004.
10.12	Pledge Agreement between ViewSonic Europe Limited and Burdale Financial Limited, dated June 24, 2004.
10.13	Third Party Pledgeholder Agreement among ViewSonic Europe Limited, Burdale Financial Limited and Furness Logistics B.V., dated June 24, 2004.
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

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