Form 10-Q
period 2004-09-30
VIEWSONIC CORP
filed 2004-11-15
CIK 1068806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of September 30, 2004 was 353,952,429 shares.

VIEWSONIC CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED CONDENSED BALANCE SHEETS
VIEWSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
(In thousands, except for share data and par value)
(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,618	$87,760
Short-term investments	-	3,687
Trade receivables—net	129,774	131,805
Other receivables	5,753	5,765
Inventories	107,097	128,803
Deferred income taxes	15,677	11,592
Prepaids and other current assets	5,946	4,980
Income taxes receivable	238	123
Net assets of business held for sale	-	4,013
Total current assets	310,103	378,528
PROPERTY, PLANT AND EQUIPMENT—Net	15,318	15,909
LONG-TERM INVESTMENTS	7,121	13,704
GOODWILL	2,123	2,123
OTHER ASSETS—Net	4,233	2,869
TOTAL	$338,898	$413,133
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings	$15,784	$6,342
Accounts payable	160,559	237,269
Accrued promotional expenses	27,047	15,779
Accrued warranty expense	15,626	14,706
Other accrued expenses	16,278	18,684
Total current liabilities	235,294	292,780
SUBORDINATED NOTES PAYABLE—Related party	43,000	43,000
DEFERRED INCOME TAXES	-	590
CONVERTIBLE MANDATORILY REDEEMABLE PREFERRED STOCK	13,069	12,056
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: Authorized—600,000,000 shares at September 30, 2004 and December 31, 2003 Outstanding—353,952,429 and 353,897,749 shares at September 30, 2004 and December 31, 2003, respectively	3,540	3,539
Additional paid-in capital	92,142	92,105
Accumulated deficit	(42,402)	(28,125)
Accumulated other comprehensive loss	(5,745)	(2,812)
Total stockholders’ equity	47,535	64,707
TOTAL	$338,898	$413,133

See accompanying notes to consolidated condensed financial statements.

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
SEPTEMBER 30, 2004 AND 2003
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
NET SALES	$251,395	$275,193	$810,327	$781,794
COST OF SALES	250,370	240,768	732,352	674,876
GROSS PROFIT	1,025	34,425	77,975	106,918
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	32,602	31,062	97,790	94,686
(LOSS) INCOME FROM OPERATIONS	(31,577)	3,363	(19,815)	12,232
OTHER INCOME (EXPENSE), Net:	(170)	1,948	(609)	3,747
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(31,747)	5,311	(20,424)	15,979
PROVISION FOR INCOME TAXES	(7,757)	1,636	(4,480)	3,832
(LOSS) INCOME FROM CONTINUING OPERATIONS	(23,990)	3,675	(15,944)	12,147
(LOSS) FROM DISCONTINUED OPERATIONS (Note 10)	(117)	(126)	(805)	(237)
GAIN ON DISCONTINUED OPERATIONS, NET OF TAX (Note 10)	3,485	-	3,485	-
NET (LOSS) INCOME	(20,622)	3,549	(13,264)	11,910
PREFERRED STOCK ACCRETION	(349)	(313)	(1,013)	(906)
NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(20,971)	$3,236	$(14,277)	$11,004
BASIC (LOSS) EARNINGS PER SHARE
CONTINUING OPERATIONS	$(0.07)	$0.01	$(0.05)	$0.03
DISCONTINUED OPERATIONS	$0.00	$0.00	$0.00	$0.00
GAIN ON DISCONTINUED OPERATIONS	$0.01	$0.00	$0.01	$0.00
DILUTED (LOSS) EARNINGS PER SHARE
CONTINUING OPERATIONS	$(0.07)	$0.01	$(0.05)	$0.03
DISCONTINUED OPERATIONS	$0.00	$0.00	$0.00	$0.00
GAIN ON DISCONTINUED OPERATIONS	$0.01	$0.00	$0.01	$0.00

See accompanying notes to consolidated condensed financial statements.

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
SEPTEMBER 30, 2004 AND 2003
(In thousands)
(Unaudited)
	Nine months ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) Income from continuing operations	$(15,944)	$12,147
Adjustments to reconcile (loss) income from continuing operations to net cash used in operating activities:
Depreciation and amortization	3,007	2,900
Minority interest in net loss of subsidiaries	-	(1,216)
Loss on disposal of property, plant and equipment	180	56
Provision for doubtful accounts	613	638
(Gain) loss on sale of long-term investments	(5,195)	104
Deferred income taxes	(4,086)	2,918
Other	47	(79)
Changes in operating assets and liabilities:
Trade receivables—net	1,417	(12,154)
Other receivables	13	2,688
Inventories	21,706	3,328
Prepaids and other current assets	(839)	617
Accounts payable	(76,710)	(17,543)
Accrued promotional and other expenses	10,922	1,408
Accrued warranty expense	920	626
Income taxes payable/receivable	(2,505)	1,901
Net cash used in operating activities	(66,454)	(1,661)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of property, plant and equipment	(2,553)	(3,148)
Proceeds on sale of long-term investments	2,033	4,447
Sales (Purchases) of short-term investments	3,687	(2,969)
Discontinued operations	7,808	(308)
Gain on discontinued operations	3,485	-
Net cash provided by (used in) investing activities	14,460	(1,978)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	20,729	28,901
Payments on bank borrowings	(11,287)	(25,211)
Proceeds from issuance of common stock	38	8
Net cash provided by financing activities	9,480	3,698
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(42,514)	59
CASH AND CASH EQUIVALENTS—Beginning of period	87,760	66,088
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	372	97
CASH AND CASH EQUIVALENTS—End of period	$45,618	$66,244

See accompanying notes to consolidated condensed financial statements.

VIEWSONIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements for ViewSonic Corporation and our consolidated subsidiaries contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2004, our results of operations for the three and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003. The consolidated condensed balance sheet as of December 31, 2003 is derived from the December 31, 2003 audited financial statements.

The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. The information included in the interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 and notes thereto included in our Form 10/A filed with the Securities and Exchange Commission on August 27, 2004.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We evaluate our estimates, including those related to revenue recognition, accounts receivable, inventories, valuation of long-lived assets, goodwill and income taxes on an on-going basis. These estimates are based on historical facts and various other assumptions that we believe are reasonable.

Note 2. Stock-Based Compensation

We account for employee stock options using the intrinsic method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees and Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25 and related interpretations. Under APB Opinion No. 25, we do not recognize compensation expense related to employee stock options, since the options are granted at the fair value on the date of grant as determined by our Board of Directors. As such, compensation expense is only recorded if on the date of grant the current fair value per share of the underlying stock exceeds the exercise price per share.

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, the recognition of compensation expense for employee stock-based compensation arrangements using the fair value method of accounting. We have elected the “disclosure only” alternative and have disclosed the pro forma net income (loss) per share amounts using the fair value method.

If compensation expense for our stock options had been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, our net income (loss) would have been impacted as shown in the following table for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net (loss) income:
As reported	$(20,622)	$3,549	$(13,264)	$11,910
Pro forma	$(20,663)	$3,483	$(13,413)	$11,725
Basic (loss) earnings per share:
As reported (1)	$(0.06)	$0.01	$(0.04)	$0.03
Pro forma	$(0.06)	$0.01	$(0.04)	$0.03
Diluted (loss) earnings per share:
As reported (1)	$(0.06)	$0.01	$(0.04)	$0.03
Pro forma	$(0.06)	$0.01	$(0.04)	$0.03

(1)	Basic and diluted earnings per share are net of continuing and discontinued operations.

Please see the assumptions used to value stock options as reported in our registration statement on Form 10/A for the year ended December 31, 2003 filed with the Securities and Exchange Commission on August 27, 2004.

On March 31, 2004, the FASB issued its Exposure Draft, “Share-Based Payment”, which is a proposed amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” The amendment would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, which would include all unvested grants at the time of adoption.  On October 13, 2004, the FASB decided that the final amendment would be effective for public companies for any interim or annual period beginning after June 15, 2005, though early adoption would be encouraged, provided that financial statements for periods prior to the effective date have not been issued.

Note 3.  Comprehensive (Loss) Income

Comprehensive (loss) income includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities available for sale that are reflected in stockholders’ equity instead of net income. The following table sets forth the calculation of comprehensive (loss) income for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net (loss) income	$(20,622)	$3,549	$(13,264)	$11,910
Foreign currency translation	21	324	188	420
Unrealized holding gains/(losses) on marketable securities—less realized gains	(2,208)	721	(3,121)	(691)
Total comprehensive (loss) income	$(22,809)	$4,594	$(16,197)	$11,639

Note 4. Income Taxes

The provision for income taxes has been recorded based upon the current estimate of our annual effective tax rate. This rate differs from the federal statutory rate primarily due to the provision for state income taxes and the effects of our foreign operations. Our effective tax rate on income/(loss) from continuing operations was approximately (24.4)% and 30.8% for the three months ended September 30, 2004 and 2003, respectively, and (21.9)% and 24.0% for the nine months ended September 30, 2004 and 2003, respectively.

Note 5.  Commitments and Contingencies

Litigation—We are involved in various legal matters in the normal course of our business. Management believes that the ultimate outcome of such matters will not have a material adverse effect on the accompanying consolidated condensed financial statements.

Services Agreements—In 1999, we entered into a services agreement with a logistics supplier. The agreement provides for warehousing, shipping and freight services. The amount to be paid is based on the level of services provided as defined in the agreement. The expense totaled $1,033,000 and $955,000 for the three months ended September 30, 2004 and 2003, and $2,551,000 and $2,762,000 for the nine months ended September 30, 2004 and 2003, respectively.

During 2000, we entered into a services agreement with a repair service provider. The amount to be paid is based on the level of services provided as defined in the agreement. The expense totaled $563,000 and $665,000 for the three months ended September 30, 2004 and 2003, and $1,176,000 and $1,559,000 for the nine months ended September 30, 2004 and 2003, respectively.

Purchase Commitments—We have purchase commitments for materials and supplies as part of the normal course of business. Commitments to purchase inventory at above-market prices have been reserved. The total amount reserved under these commitments was $3,364,000 at December 31, 2003, before we purchased the inventory, and is included as part of other accrued expenses for that period. As of September 30, 2004, the Company had no such commitments.

Other Agreements—We have a licensing agreement for embedded software with a U.S.-based high-tech company. The total amount accrued under this licensing agreement is $1,738,000 and $1,051,000 as of September 30, 2004 and December 31, 2003, respectively. This agreement expires on September 30, 2005.

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

The types and class of customers, primarily distributors and retailers, are also similar across the product lines. We have two major products—visual displays (CRT and LCD computer monitors) and other products. Both products are sold to all of our markets. The following segment financial information is for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Sales
Americas	$145,718	$169,941	$459,002	$497,065
Europe	49,639	38,815	159,216	116,908
Asia Pacific	56,038	66,437	192,109	167,821
Total	$251,395	$275,193	$810,327	$781,794
(Loss) income from operations:
Americas	$(13,850)	$2,429	$(6,359)	$8,569
Europe	(7,276)	1,501	(2,093)	4,942
Asia Pacific	(10,451)	(567)	(11,363)	(1,279)
Total	$(31,577)	$3,363	$(19,815)	$12,232

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

Nine Months Ended	Beginning Accrued Warranty Reserve	Payments for Units Returned	Additional Warranty Expense for Units Sold	Warranty Reserve Adjustment	Ending Accrued Warranty Reserve
September 30, 2003	$14,253	$(8,576)	$8,058	$1,142	$14,877
September 30, 2004	$14,706	$(8,171)	$9,091	$—	$15,626

Note 8.  Earnings Per Share

We present both basic and diluted earnings per share, or EPS, amounts. Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS amounts are based upon the weighted-average number of common and potential common shares, including warrants outstanding during the year.

Potential common shares are excluded from the calculation in periods in which they have an anti-dilutive effect. We use the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options, where the exercise price of such options exceeds the average market price over the applicable period, have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Due to the losses incurred for the three and nine months ended September 30, 2004, 6,547,000 shares of common stock issuable upon the exercise of options and 3,270,000 shares common stock issuable upon exercise of outstanding warrants, respectively, were excluded from the diluted earnings per share calculation for each such period because they were anti-dilutive. For the three months and nine months ended September 30, 2003, 2,664,000 shares of common stock issuable upon the exercise of options were excluded from the diluted earnings per share calculation for such periods because they were anti-dilutive.

The basic and diluted EPS was calculated using the EITF 03-06 “Participating Securities and the Two Class Method under FASB No. 128”. The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (amounts in thousands, except share and per share information).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic EPS:
Numerator:
(Loss) income from continuing operations (1)	$(24,332)	$3,368	$(16,937)	$11,259
Loss discontinued operations	$(117)	$(126)	$(805)	$(237)
Gain on discontinued operations	$3,485	$-	$3,485	$-
Denominator—weighted-average shares outstanding	353,929	353,893	353,920	353,889
Basic EPS
Continuing operations	$(0.07)	$0.01	$(0.05)	$0.03
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Gain on discontinued operations	$0.01	$0.00	$0.01	$0.00
Diluted EPS:
Numerator:
(Loss) income from continuing operations (1)	$(24,332)	$3,368	$(16,937)	$11,259
Loss from discontinued operations	$(117)	$(126)	$(805)	$(237)
Gain on discontinued operations	$3,485	$-	$3,485	$-
Denominator:	353,929	353,893	353,920	353,889
Weighted-average shares outstanding
Stock options(2)	-	1,409	-	1,409
Interest warrants(2)	-	3,270	-	3,270
Total shares	353,929	358,573	353,920	358,569
Diluted EPS
Continuing operations	$(0.07)	$0.01	$(0.05)	$0.03
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Gain on discontinued operations	$0.01	$0.00	$0.01	$0.00

(1)	Prepared in accordance to EITF 03-06 “Participating Securities and the Two Class Method under FASB No. 128”. The EPS calculation allocated (loss) income from continuing operations between common stock and the convertible mandatorily redeemable preferred stock.

(2)	For the three and nine months ended September 30, 2004, 6,547,000 shares of common stock issuable upon the exercise of options and 3,270,000 shares of common stock issuable upon the exercise of outstanding warrants were excluded from the diluted earnings per share calculation for each such period because they were anti-dilutive. For the three months and nine months ended September 30, 2003, 2,664,000 shares of common stock issuable upon the exercise of options were excluded from the diluted earnings per share calculation for such periods because they were anti-dilutive.

Note 9. Rescission Shares

Recipients of certain options issued by us as well as purchasers of the underlying shares for which registration or qualification may have been required may have the right under the Securities Act of 1933, as amended, or state securities laws to rescind their grant of options and/or purchases of shares. We concluded a rescission offer, as permitted under California state law, to the holders of these options and shares on June 24, 2004. Holders of options subject to the rescission were offered an amount equal to 10% of the strike price plus 7% per annum interest from the date of grant of the option. Holders of stock subject to rescission were offered 100% of the exercise price plus 7% per annum interest from the date of exercise of the option. As a result, approximately 469,000 options and 15,000 common stock shares were tendered back to and accepted by us and an expense of $79,000 was recorded for the rescission of these securities.

Note 10.  Discontinued Operations

On July 30, 2004, we completed the sale of Advance Digital Optics, Inc., or ADO, a majority-owned subsidiary and recorded a $3,485,000 gain, net of tax expense of $899,000. The cost basis of our investment in ADO was $4,100,000. We also incurred $307,000 of expenses associated with the sale. Ten percent of the gross proceeds payable to us, as well as ten percent from certain other principal shareholders of ADO, shall remain in an escrow for one year to afford the buyer recourse in the event of a breach of representations and warranties under the merger agreement. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of ADO are reported as discontinued operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Sales
ADO	$180	$518	$1,024	$1,617
(Loss) Income from discontinued operations
ADO	$(117)	$(126)	$(805)	$(237)

	September 30, 2004	December 31, 2003

Current assets	$-	$362
Other assets	$-	$5,447
Total assets	$-	$5,809
Accounts payable and accrued expenses	$-	$355
Minority interest	$-	$1,441
Net assets of business held for sale	$-	$4,013

Note 11.  Subsequent Events

In September 2004, the European Union’s tariff classification committee met to vote on whether to apply a tariff code classification of 8528 to flat panel display equipment with a digital video interface.  This classification code would result in a tariff of 14%.  Subsequently, the European Union states with the exception of Germany have issued formal tariff notices stating that effective October 2004 LCD/TFT monitors that incorporate digital video interface (DVI connector) are to be classified under tariff code 8528. This change in classification will result in a negative impact on our cost of sales.    Thus far, this change in classification has been applied prospectively.  However, there is a possibility that the tariff could be applied retroactively.  We will continue to monitor this situation as the rules are finalized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These forward-looking statements include but are not limited to: statements related to industry trends and future growth in the markets for visual display technology products; our product development efforts; the timing of our introduction of new products; industry and consumer acceptance of our products; and future profitability. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements. The “Quantitative and Qualitative Disclosure About Market Risk” section, among other things, should be considered in evaluating our prospects and future financial performance. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
In this report, all references to “ViewSonic,” “we,” “us,” or “our” mean ViewSonic Corporation and our subsidiaries.

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

Recent Trends in Our Business

The display business is highly competitive and characterized by significant price fluctuations. The display market experiences cycles of relative shortage and oversupply in the production capacity and availability of key components, including LCD panels. Late in the second quarter of 2004, the display industry saw a very rapid shift from a shortage of display panels to one of oversupply, which continued throughout the third quarter of 2004. We believe this shift was primarily due to two factors. First, LCD TV and notebook demand did not reach forecasted levels allowing for additional production capacity of LCD displays including LCD monitors. Second, a number of new LCD fabrication facilities were opened. As a result, competition between LCD display panel makers as well as LCD display panel availability increased much sooner than we anticipated.

Given the shift in increased production and slower demand, we experienced a build up of inventory as LCD panel prices began to decrease significantly during the third quarter of 2004. The increase in LCD display panel inventory coupled with weaker than expected demand caused rapidly declining LCD monitor prices while the market cycled through existing, older and higher cost inventory.  As a consequence, our average selling prices for LCD monitors decreased by 18% in the third quarter 2004 compared to the second quarter of 2004. As the market adjusted to the new lower prices, we implemented strategies to sell our older and higher cost inventory, including inventory write-downs and higher sales incentives. As a result, our gross margins decreased.

Future Objectives and Challenges

While the LCD display market remains highly competitive and volatile, we believe our actions in the third quarter will allow us to adjust our inventory levels to capitalize on the oversupply cycle. Specifically, we have made adjustments to our product procurement and planning process and increased our sales allowance incentives to reduce our inventory levels, which we believe will allow us to build momentum in our sales channels. As a result of the LCD display panel supply increase and related cost descrease, we expect the average selling prices of our LCD monitors to continue to decline, although at a slower rate than we experienced in the third quarter through at least into 2005. We expect this price decline to result in increased demand for our products in the marketplace. With our business model and supplier relationships, we believe we will be able to source competitively priced LCD monitors and appropriately price our LCD monitors in the marketplace. We believe that effective inventory management and increased demand will result in higher sales and profits in the fourth quarter of 2004 and into 2005.

Another challenge we face is the new tariff classification for LCD monitors that incorporate digital video interface (DVI connector). The European Union countries with the exception of Germany have issued notices stating that effective October 1, 2004 LCD monitors with DVI connectors would incur a 14% import duty tax.  This change in tariff classification will make it more difficult to us to compete in the European Union and will result in a negative impact on our gross margins.    Thus far, this change in classification has been applied prospectively.  However, there is a possibility that the tariff could be applied retroactively.  We will continue to monitor this situation and will work to change our business process to minimize the negative impacts of this new tariff.

Results of Operations

The following table sets forth, for the periods indicated, our consolidated condensed statements of operations expressed as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	99.6%	87.5%	90.4%	86.3%
Gross profit	0.4%	12.5%	9.6%	13.7%
Selling, general and administrative expenses	13.0%	11.3%	12.1%	12.1%
Income (loss) from operations	(12.6)%	1.2%	(2.5)%	1.6%
Other income (expense), net:	(0.1)%	0.7%	(0.1)%	0.5%
(Loss) income from continuing operations before income taxes	(12.7)%	1.9%	(2.6)%	2.1%
Provision for income taxes	(3.1)%	0.6%	0.6%	0.5%
(Loss) income from continuing operations	(9.6)%	1.3%	(2.0)%	1.6%
(Loss) from discontinued operations	0.0%	0.0%	(0.1)%	0.0%
Gain on discontinued operations	1.4%	0.0%	0.4%	0.0%
Net (loss) income	(8.2)%	1.3%	(1.7)%	1.6%
Preferred stock accretion	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Net income available to common stockholders	(8.3)%	1.2%	(1.8)%	1.5%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	Percentage Increases/ (Decreases)	2003	2004	Percentage Increases/ (Decreases)	2003
	(in thousands)
Net sales
Americas	$145,718	(14.3)%	$169,941	$459,002	(7.7)%	$497,065
Europe	49,639	27.9%	38,815	159,216	36.2%	116,908
Asia Pacific	56,038	(15.7)%	66,437	192,109	14.5%	167,821
Total	$251,395	(8.7)%	$275,193	$810,327	3.7%	$781,794
Income (loss) from continuing operations:
Americas	$(13,850)	(670.2)%	$2,429	$(6,359)	(174.2)%	$8,569
Europe	(7,276)	(584.7)%	1,501	(2,093)	(142.4)%	4,942
Asia Pacific	(10,451)	(1743.2)%	(567)	(11,363)	(788.4)%	(1,279)
Total	$(31,577)	(1039.0)%	$3,363	$(19,815)	(262.0)%	$12,232

Consolidated Results of Operations—Three Months and Nine Months Ended September 30, 2004 and September 30, 2003

Net Sales

Our consolidated net sales decreased $23.8 million, or 8.7%, to $251.4 million for the three months ended September 30, 2004 compared to $275.2 million for the three months ended September 30, 2003. However, consolidated net sales increased $28.5 million, or 3.7%, to $810.3 million for the nine months ended September 30, 2004 compared to $781.8 million for the nine months ended September 30, 2003. Net sales outside of the Americas region accounted for 42.0% and 38.2% of total net sales for the three months ended September 30, 2004 and 2003, and 43.3% and 36.4% of total net sales for the nine months ended September 30, 2004 and 2003, respectively. The growth in net sales outside of the Americas was predominantly driven by higher net sales in China, Russia, France and the United Kingdom. The unit volume increase for the nine months ended September 30, 2004 was offset by a decline in the average selling price per unit of 10.6% and 5.1% for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003. Returns and sales incentive allowances charged against gross sales were $43.3 million and $29.6 million for the three months ended September 30, 2004 and 2003, and $89.5 million and $86.1 million for the nine months ended September 30, 2004 and 2003, respectively.

We sold approximately 1.1 million display products for the three months ended September 30, 2004. This was approximately the same number of units sold for the same period of 2003. Of the total product units sold for the three months ended September 30, 2004, CRT monitors accounted for 45.9%, LCD monitors accounted for 37.8%, and other products accounted for 16.3% as compared to 50.6%, 41.3%, and 8.1%, respectively, for the three months ended September 30, 2003. The unit sales were impacted by our stronger unit sales in Europe partially offset by our lower unit sales in the Americas.

Our unit sales increased approximately 300,000 units, or 9% to approximately 3.2 million display products for the nine months ended September 30, 2004 compared to approximately 2.9 million display products for the nine months ended September 30, 2003. Of the display product units sold for the nine months ended September 30, 2004, CRT monitors accounted for 49.8%, LCD monitors accounted for 36.7%, and other products accounted for 13.5% as compared to 49.7%, 41.7%, and 8.6%, respectively, for the nine months ended September 30, 2003. The increase in units sold was primarily due to continued expansion in China as well as stronger unit sales in Europe.

Americas—In our Americas region, net sales decreased $24.2 million, or 14.3%, to $145.7 million for the three months ended September 30, 2004 compared to $169.9 million for the three months ended September 30, 2003. Net sales also decreased $38.1 million, or 7.7%, to $459.0 million for the nine months ended September 30, 2004 compared to $497.1 million for the nine months ended September 30, 2003. The decrease in net sales for the three months and nine months ended September 30, 2004 compared to the three months and nine months ended September 30, 2003 was primarily due to lower unit sales of LCD displays and rapidly declining average selling prices of LCD displays as a result of the oversupply in the marketplace.

Europe—In our Europe region, net sales increased $10.8 million, or 27.9%, to $49.6 million for the three months ended September 30, 2004 compared to $38.8 million for the three months ended September 30, 2003. Net sales also increased $42.3 million, or 36.2%, to $159.2 million for the nine months ended September 30, 2004 compared to $116.9 million for the nine months ended September 30, 2003. The increase in net sales was primarily due to the region’s continued expansion in Russia, France, and the United Kingdom. Net sales in our Europe region also increased due to the shift in the ratio of sales from CRT to LCD displays.

Asia Pacific—In our Asia Pacific region, net sales decreased $10.4 million, or 15.7%, to $56.0 million for the three months ended September 30, 2004 compared to $66.4 million for the three months ended September 30, 2003. However, net sales increased $24.3 million, or 14.5%, to $192.1 million for the nine months ended September 30, 2004 compared to $167.8 million for the nine months ended September 30, 2003. The reason for the decrease in net sales for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was lower sales in our China and Taiwan markets due to rapidly declining average selling prices in those markets. The primary reason for the increase in net sales for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was due to our continued year to date growth in the China market, largely as a result of increased unit shipments of CRT products. In addition, net sales also increased due to higher unit sales in existing markets such as Australia, New Zealand and Southeast Asia as a result of expanding our customer base. The increase in net sales was partially offset by rapidly declining average selling prices of LCD displays as a result of the oversupply in the marketplace.

Cost of Sales

Our consolidated cost of sales increased $9.6 million, or 4.0%, to $250.4 million for the three months ended September 30, 2004 compared to $240.8 million for the three months ended September 30, 2003. Consolidated cost of sales increased $57.5 million, or 8.5%, to $732.4 million for the nine months ended September 30, 2004 compared to $674.9 million for the nine months ended September 30, 2003. As a percentage of net sales, cost of goods sold increased to 93.4% for the three months ended September 30, 2004 from 84.2% for the three months ended September 30, 2003. For the nine months ended September 30, 2004 cost of goods sold increased to 85.7% as a percentage of net sales from 82.5% for the nine months ended September 30, 2003. Overall, gross margin declined to 0.4% for the three months ended September 30, 2004 compared to 12.5% for the three months ended September 30, 2003. Gross margin also declined to 9.6% for the nine months ended September 30, 2004 compared to 13.7% for the nine months ended September 30, 2003. The decrease in gross margins for the three and nine month ended September 30, 2004 compared to September 30, 2003 was primarily due to rapidly decreasing average selling prices as we sold our higher cost inventory of LCD panel displays in the third quarter of 2004. The lower gross margin was also due to higher inventory write-downs of $5.8 million and $8.1 million for the three and nine months ended September 30, 2004 compared to $908,000 and $1.1 million for the three and nine months ended September 30, 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.5 million, or 5.0%, to $32.6 million for the three months ended September 30, 2004 compared to $31.1 million for the three months ended September 30, 2003. Selling, general and administrative expenses also increased $3.1 million, or 3.3%, to $97.8 million for the nine months ended September 30, 2004 compared to $94.7 million for the nine months ended September 30, 2003. The dollar increase was mainly attributable to higher personnel costs of $1.4 million and $5.5 million for the three and nine months ended September 30, 2004 to support regional expansion in our existing markets such as China, Russia and other key regional markets as well as to support expansion of our existing and new product categories such as LCD TVs, plasma displays and wireless products. In addition, we had higher advertising and marketing costs of $700,000 and $1.6 million for the three and nine months ended September 30, 2004 to support regional and product expansion and higher professional fees of $1.9 million and $2.8 million for the three and nine months ended September 30, 2004. The increase was partially offset by lower product development expenses of $1.8 million and $5.2 million for the three and nine months ended September 30, 2004. We also had lower other selling expenses of $23,000 and $929,000 for the three and nine months ended September 30, 2004 primarily due to the shortage of LCD panels during the first half of 2004 and an oversupply in the third quarter of 2004. As a percentage of net sales, selling, general and administrative expenses increased to 13.0% for the three months ended September 30, 2004 from 11.3% for the three months ended September 30, 2003. However, as a percentage of net sales, selling, general and administrative expenses remained the same at 12.1 % for the nine months ended September 30, 2004 and 2003.

(Loss) Income from Operations

Income from operations decreased $34.9 million, to a loss of $31.6 million for the three months ended September 30, 2004 compared to income of $3.4 million for the three months ended September 30, 2003. Income from operations decreased $32.0 million to a loss of $19.8 million for the nine months ended September 30, 2004 compared to income of $12.2 million for the nine months ended September 30, 2003. As a percentage of net sales, income from operations decreased to (12.6%) for the three months ended September 30, 2004 compared to 1.2% for the three months ended September 30, 2003. As a percentage of net sales, income from operations decreased to (2.5%) for the nine months ended September 30, 2004 compared to 1.6% for the nine months ended September 30, 2003.

Americas—In our Americas region, income from operations decreased $16.3 million to a loss of $13.9 million for the three months ended September 30, 2004 compared to income of $2.4 million for the three months ended September 30, 2003. Income from operations decreased $14.9 million to a loss of $6.4 million for the nine months ended September 30, 2004 compared to income of $8.6 million for the nine months ended September 30, 2003. The decrease for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 was mainly due to rapidly declining average selling prices, higher inventory write downs, higher professional fees, and higher personnel costs. These costs were partially offset by lower product development costs.

Europe—In our Europe region, income from operations decreased $8.8 million to a loss of $7.3 million for the three months ended September 30, 2004 compared to income of $1.5 million for the three months ended September 30, 2003. Also, income from operations decreased $7.0 million to a loss of $2.1 million for the nine months ended September 30, 2004 compared to income of $4.9 million for the nine months ended September 30, 2003. The decrease for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was mainly due to higher inventory write-downs, and higher personnel costs to support increased sales volume in existing markets. This decrease was partially offset by higher net sales compared to the three months ended September 30, 2003. The decrease for the nine months ended September 30, 2004 compared to nine months ended September 30, 2003 was primarily due to higher inventory write-downs, higher investments in advertising and marketing expenses and higher personnel related expenses to support increased sales volume in existing markets. Again, these costs were partially offset by an increase in net sales.

Asia Pacific—In our Asia Pacific region, loss from operations increased $9.9 million, to a loss of $10.5 million for the three months ended September 30, 2004 compared to a loss of $567,000 for the three months ended September 30, 2003. Also, loss from operations increased $10.1 million, to a loss of $11.4 million for the nine months ended September 30, 2004 compared to a loss of $1.3 million for the nine months ended September 30, 2003. The increase in loss for the three and nine months ended September 30, 2004 was mainly due to rapidly declining average selling prices, higher inventory write-downs, higher investments in advertising, and marketing and personnel costs related to supporting the increasing marketing efforts in China partially offset by an increase in net sales in the China market.

Other Income (Expense), Net

Other income (expense), net decreased $2.1 million, or 108.7%, to an expense of $170,000 for the three months ended September 30, 2004 compared to income of $1.9 million for the three months ended September 30, 2003. Net other income (expense) also decreased $4.4 million, or 116.3%, to an expense of $609,000 for the nine months ended September 30, 2004 compared to income $3.7 million for the nine months ended September 30, 2003. The decrease in other income (expense) was due to higher unrealized/realized losses on foreign exchange of $1.0 million and $3.3 million for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003. It was also due to lower minority interest of $(700,000) and $(1.2) million for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003. The decrease was also due to lower gains on sale of investments of $(500,000) for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. However, the decrease was partially offset by higher gains on sale of investments of $900,000 for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

(Benefit)/Provision for Income Taxes

The (benefit)/provision for income taxes was $(7.8) million, or (24.4)% on loss from continuing operations for the three months ended September 30, 2004 as compared to $1.6 million, or 30.8% on income from continuing operations for the three months ended September 30, 2003. The effective tax rate on net income (i.e., provision) decreased from 30.8% for the three months ended September 30, 2003 to an effective tax rate on net losses (i.e., benefit) of (24.4) % for the three months ended September 30, 2004 primarily due to greater losses that were sustained in jurisdictions where no tax benefit can be provided.

The (benefit)/provision for income taxes was $(4.5) million, or (21.9)%, on loss from continuing operations for the nine months ended September 30, 2004 as compared to $3.8 million, or 24.0%, on income from continuing operations for the nine months ended September 30, 2003. The effective tax rate decreased from 24.0% for the nine months ended September 30, 2003 to (21.9)% for the nine months ended September 30, 2004 primarily due to greater losses that were sustained in jurisdictions where no tax benefit can be provided.

(Loss) Income from Discontinued Operations and Gain on Sale of ADO

During the third quarter of 2004, we sold ADO, one of our majority-owned subsidiaries. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of these businesses are reported as discontinued operations for the periods indicated. See Part I, Item 1, Note 10 to our consolidated condensed financial statements for more information on this transaction.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2004	2003
Net cash used in operating activities	$(66,454)	$(1,661)
Net cash provided by (used in) investing activities	14,460	(1,978)
Net cash provided by financing activities	9,480	3,698
Net (decrease)/increase in cash and cash equivalents	$(42,514)	$59

As of September 30, 2004, we had cash and cash equivalents of $45.6 million. Our cash balances are held in numerous locations throughout the world. Most of the amounts held outside the United States could be repatriated to the United States, but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. In certain countries, foreign exchange limitations limit the amount of cash that can be repatriated. We have accounted for the United States federal tax liability on these amounts for financial statement purposes except for foreign earnings that are considered indefinitely reinvested outside the United States. Repatriation could result in additional United States federal income tax payments in future years. Where local restrictions prevent an efficient inter-company transfer of funds, our intent is that cash balances would remain in the foreign country and we would meet United States liquidity needs through ongoing cash flows from operations, external borrowings, or both. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We expect to meet expected and unexpected cash flow needs by accessing our credit lines in the Americas, Europe, and Asia Pacific.

In October 2004, the “American Jobs Creation Act of 2004” was passed.  We are currently assessing the impact of this law on our operations, particularly relative to provisions on repatriation of foreign earnings.  We do not expect this act to have a material impact on our financial position or results of operations.

Operating Activities

Cash flow used in operating activities was $66.5 million during the nine months ended September 30, 2004 compared to $1.7 million during the nine months ended September 30, 2003. The increase in net cash used in operating activities between the nine months ended September 30, 2004 and September 30, 2003 was primarily due to the losses incurred from continuing operations of $15.9 million in 2004 as well as additional net payments on working capital mainly related to higher product purchases of $705 million partially offset by lower spending on promotional expenses.

Accounts receivable decreased by $2.0 million to $129.8 million at September 30, 2004 from $131.8 million at December 31, 2003 primarily due to the timing of sales. Days sales outstanding remained relatively stable at 44 days at September 30, 2004 compared to 40 days at September 30, 2003. As of September 30, 2004 we had no major collection or billing problems that had not already been accounted for in our allowance for doubtful accounts. We have not materially changed our payment terms or delinquency policies between 2003 and 2004.

Inventories decreased by $21.7 million to $107.1 million at September 30, 2004 compared to $128.8 million at December 31, 2003. The decrease in inventory was primarily due to higher net sales and reduced inventory purchases in the third quarter of 2004. Our inventory turns have remained relatively stable at six times for the nine months ended September 30, 2004 and 2003.

Accounts payable decreased approximately $76.7 million to $160.6 million at September 30, 2004 compared to $237.3 million at December 31, 2003. The decrease was largely due to the reduction of product purchases and timing of our payments to our suppliers.

Investing Activities

Cash flow provided by investing activities was $14.5 million during the nine months ended September 30, 2004 compared to cash flow used in investing activities of $2.0 million during the nine months ended September 30, 2003. The primary reason for the increase during the nine months ended September 30, 2004 was the proceeds of $7.8 million from the sale of ADO and the gain recorded for the sale of ADO of $3.5 million. It was also due to the sale of long and short-term investments of $5.7 million during the nine months ended September 30, 2004.

Financing Activities

Cash flow provided by financing activities was $9.5 million during the nine months ended September 30, 2004 compared to cash flow provided by financing activities of $3.7 million during the nine months ended September 30, 2003. The primary reason for the increase was a net increase of bank borrowings during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 to fund operations in our Asia Pacific region.

Contractual Obligations and Commitments

At September 30, 2004, we had contractual obligations and commercial commitments of $86.8 million as shown in the table below. The table below excludes obligations related to accounts payable and accrued liabilities incurred in the ordinary course of business.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$5,201	$700	$3,500	$1,001	$—
Licensing agreements	1,738	—	1,738	—	—
Bank borrowings	15,784	15,784	—	—	—
Subordinated notes payable (1)	49,049	430	3,414	45,205	—
Preferred stock mandatory redemption	15,000	—	15,000	—	—
Total	$86,772	$16,914	$23,652	$46,206	$—
(1)	Includes interest payable of $430,000, $3,414,000, and $2,205,000 for the respective periods presented above.

Credit Facilities

As of September 30, 2004, we had no outstanding balance on our line of credit with CIT Group/Business Credit, Inc. As of September 30, 2004, the Asia Pacific region had outstanding cash advances of approximately $15.4 million and other term loans of approximately $368,000. In June 2004, ViewSonic Europe Limited entered into a $20.0 million line of credit facility with Burdale Financial Limited. This line of credit is secured by trade receivable and inventory of ViewSonic Europe Limited. Advances bear interest at Libor plus a margin cost. There were no borrowings against this facility as of September 30, 2004.

Off-Balance Sheet Arrangements

As of September 30, 2004 and 2003, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

  Decreased demand and market acceptance for our products;
  Inability to successfully develop our next-generation products;
  Competitive pressures resulting in lower than expected average selling prices; and
  New product announcements or product introductions by our competitors.
Critical Accounting Policies and Estimates

Our critical accounting policies reflecting our estimates and judgments are described in Item 2 Financial Information of our registration statement on Form 10/A for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on August 27, 2004. We have not changed those policies since such date. Investors should therefore read this Item 2 in conjunction with such description.

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

We have significant European net sales denominated in the Euro. Product shipping, and selling, general and administrative costs associated with a portion of these sales are U.S. Dollar-denominated. During the nine months ended September 30, 2004, the Euro-to-U.S. Dollar foreign currency exchange rate continued to strengthen against the U.S. Dollar increasing 1.0% compared to the year-end rate of 2003. During the nine months ended September 30, 2003, the Euro-to-U.S. Dollar increased by 9.6% compared to the year-end rate of 2002. The strengthening of the Euro positively impacted the three months ended September 30, 2004 net sales by $231,000 and loss from operations by $154,000, assuming all other factors remain constant. It also positively impacted the nine months ended September 30, 2004 net sales by $2.2 million and loss from operations by $1.6 million, assuming all other factors remain constant. We currently estimate that a 1.0% change in value of the Euro-to-U.S. Dollar exchange rates could impact net sales by $2.2 million. We cannot determine the ultimate impact of future changes to these and other currency exchange rates on our 2004 net sales, income from operations, net income, equity, and comprehensive income.

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

  The introduction and market acceptance of new technologies, products, and services;
  Variations in product costs and the mix of products sold;
  The size and timing of customer orders, which, in turn, will often depend upon the success of our customers’ business or specific products or services;
  Adverse changes in the conditions in the markets for display products;
  The size and timing of capital expenditures by our customers;
  Inventory practices of our customers;
  Conditions in the broader markets for information technology and communications;
  Adverse changes in the credit quality of our customers and suppliers;
  Adverse changes in the supply of components such as LCD panels, including oversupply and undersupply; and
  The impact of acquired businesses and technologies.
These trends and factors could harm our business, operating results and financial condition.

Our operating expenses are relatively fixed and we may have limited ability to reduce expenses quickly in response to any revenue shortfalls.

As a percentage of net sales, selling, general and administrative expenses represents 12.9% and 11.3% for the three months ended September 30, 2004 and 2003. As a percentage of net sales, selling, general and administrative expenses represents 12.1 % for the nine months ended September 30, 2004 and 2003. We expect sales, general and administrative expenses to continue to increase in absolute dollars as we continue to support our operations, launch our new products and protect our business interests. Additionally, because we typically recognize a substantial portion of our revenues in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any revenue shortfalls. If we are unable to reduce operating expenses quickly in response to any revenue shortfalls it would negatively impact our financial results.

Our failure to anticipate changes in the supply of product components or customer demand may result in excess or obsolete inventory that could adversely affect our gross margins.

Inventory purchases are based upon future demand forecasts. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing prices of product components, rapidly changing technology and customer requirements or an increase in the supply of products in the marketplace, we could be required to write-down our inventory and our gross margins could be adversely affected. During the third quarter of 2004, the average selling prices for our LCD monitors declined significantly due in large part to unexpected surplus of LCD panels in the market. As a result of the LCD monitor oversupply, we were required to reduce the average selling prices of some of our mainstream desktop products and our gross margins were adversely affected. If any of these events occur in the future, we could be forced to continue to reduce average selling prices or to write-down our inventory and our gross margins could be adversely affected.

We order materials in advance of anticipated customer demand. Therefore, we have limited ability to reduce our inventory purchase commitments quickly in response to any revenue shortfalls.

Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we may commit to purchase products without having received advance purchase commitments from customers. Any inability to sell products to which we have devoted significant resources could harm our business. Additionally, because we typically need sufficient lead-time in purchasing our products, we may not be able to reduce our inventory purchase commitments in a timely manner in response to any revenue shortfalls. We could be subject to excess or obsolete inventories and be required to take corresponding inventory write-downs if growth slows or if we incorrectly forecast product demand. A reduction in demand could negatively impact our gross margins and financial results.

We are subject to risks associated with our international operations, which may harm our business.

We generated 42.0% of our total net sales to customers outside of the United States and other Americas for the three months ended September 30, 2004 and 43.3% for the nine months ended September 30, 2004. Sales to these customers outside of the United States and other Americas subjects us to a number of risks associated with conducting business outside of the United States and other Americas, including the following:

•    International economic and political conditions;
•    Unexpected changes in, or impositions of, legislative or regulatory requirements;
•    Increases in the U.S. dollar as compared to other currencies;
•    Inadequate local infrastructure;
•    Delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions;
•    Transportation delays;
•    Longer payment cycles;
•    Tax laws (including U.S. taxes on foreign operations);
•    Foreign currency exchange rates;
•    Imposition of additional taxes and penalties; and
•    The burdens of complying with a variety of foreign laws.

    Any one of the foregoing factors could cause our business, operating results and financial condition to suffer.

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

The market in which we compete is subject to technological advances with yearly new product releases and price competition. As a result, the price at which we can sell our products typically declines over the life of the product. The price at which a product may be sold is generally referred to as the average selling price. For example, although the average selling price of our CRT monitors remained relatively constant from the second quarter of 2004 to the third quarter of 2004, the average selling price of our LCD monitors decreased approximately 18% from the three months end June 30, 2004 to the three months ended September 30, 2004. Of the total product units sold for the three months ended September 30, 2004, CRT monitors accounted for 45.9%, LCD monitors accounted for 37.8%, and other products accounted for 16.3% as compared to 50.6%, 41.3%, and 8.1%, respectively, for the three months ended September 30, 2003. Of the display product units sold for the nine months ended September 30, 2004, CRT monitors accounted for 49.8%, LCD monitors accounted for 36.7%, and other products accounted for 13.5% as compared to 49.7%, 41.7%, and 8.6%, respectively, for the nine months ended September 30, 2003. In order to sell products that have a declining average selling price and still maintain our gross margins, we need to continually reduce our product costs. To manage product-sourcing costs, we must collaborate with our contract manufacturers to engineer the most cost-effective design for our products. In addition, we must carefully manage the price paid for components used in our products. We must also successfully manage our freight and inventory holding costs to reduce overall product costs. We also need to continually introduce new products with higher sales prices and gross margins in order to maintain our overall gross margins. If we are unable to manage the cost of older products or successfully introduce new products with higher gross margins, our net sales will decrease and our gross margins will decline.

We depend on third-party contract manufacturers to manufacture our products. If these contract manufacturers experience any delay, disruption or quality control problems in their operations, we could lose market share and revenues, and our reputation may be harmed.

All of our products are manufactured, assembled, tested and packaged by contract manufacturers. We rely on several contract manufacturers to procure components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single contract manufacturer. Our contract manufacturers are primarily located in mainland China, Taiwan, Korea, Japan and Thailand and may be subject to disruption by earthquakes, typhoons and other natural disasters, as well as political, social or economic instability. We do not have any long-term contracts with any of our third-party contract manufacturers. All of our contracts with our contract manufacturers are terminable by either party with 90 days notice for any reason or no reason. Our four largest contract manufacturers for the three and nine months ended September 30, 2004 were Delta Electronics, Inc, Techview International Technology Inc., Coretronic Corporation and Top Victory Technology. The loss of the services of any of our primary contract manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming.

Our reliance on contract manufacturers also exposes us to the following risks over which we have limited control:

  Unexpected increases in manufacturing and repair costs;
  Interruptions in shipments if one of our manufacturers is unable to complete production;
  Inability to control the quality of finished products;
  Inability to control delivery schedules;
  Unpredictability of manufacturing yields; and
  Potential lack of adequate capacity to manufacture all or a part of the products we require.

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
  Reversals or delays in the opening of foreign markets to new participants;
  Exchange controls;
  Restrictions on foreign investment or the repatriation of profits or invested capital;
  Nationalization of local industry;
  Changes in export or import restrictions;
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

We routinely receive claims regarding patent and other intellectual property matters. Pursuant to our agreements with our suppliers, we generally seek indemnification from our suppliers in connection with such claims. Whether or not these claims have merit, they may require significant resources to defend. To date, none of these claims have had a material impact on our business. We are currently involved in several such proceedings, none of which we believe are material to our business. If an infringement claim is successful and we are unable to obtain the license for the infringed technology or substitute similar non-infringing technology, our business could be harmed.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Based on their evaluation as of September 30, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

During the third quarter of 2004, we implemented an internal audit function. We believe that the implementation of an internal audit function is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From July 1, 2004 through September 30, 2004, we sold and issued the following unregistered securities:

(1)    From July 1, 2004 through September 30, 2004, we did not grant any stock options to purchase shares of our common stock, to employees, consultants and directors pursuant to our 1999 Stock Plan. During this period, stock options to purchase an aggregate of 481,054 shares of our common stock were canceled without being exercised.

(2)    From July 1, 2004 through September 30, 2004, we issued an aggregate of 18,662 shares of our common stock, at an exercise price of $1.00 per share, pursuant to the exercise of outstanding stock options to purchase shares of our common stock granted pursuant to our 1999 Stock Plan. The aggregate proceeds resulting from such sales were approximately $19,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

In August 2004, we submitted the following matter to our stockholders for their approval.  On August 12, 2004, our stockholders approved the matter, as set forth below.  We did not receive written consent from each stockholder.  As of the record date for taking such action, we had 361,419,677 shares of our capital stock outstanding (on an as-if-converted basis).  The results of the voting from stockholders that returned written consents to us are as follows:

Approve the 2004 Equity Incentive Plan.

For:	253,138,456
Against:	0
Withheld:	0

ITEM 5. OTHER INFORMATION

Non-Audit Services

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Public Company Accounting Reform and Investor Protection Act of 2002, we are responsible for disclosing the nature of the non-audit services approved by our Audit Committee during a quarter to be performed by our independent auditor. Non-audit services are services other than those provided by our independent auditor in connection with an audit or a review of our financial statements. During the quarter ended September 30, 2004, our Audit Committee did not approve any new or recurring non-audit services.

Employment Agreement

Jan Jensen, age 42. We entered into an employment agreement with Jan Jensen, the President and Managing Director of ViewSonic Europe, dated September 3, 2004. From February 2003 to October 2004, Mr. Jensen served as Vice President Worldwide Sales Channels for Proxim  Corporation, a U.S. company. From October 2001 to January 2003, Mr. Jensen served as Deputy Chief Operating Officer for Metro International, a global media company. From June 1999 to September 2001, Mr. Jensen served as Vice President Business to Business for Gateway, Inc., a U.S. company, in Europe, the Middle East and Africa. From August 1996 to May 1999, Mr. Jensen was Director of International Channel Management at Siemens Computer Systems Worldwide Headquarters, a German company.  Mr. Jensen has a Master of Science Degree from Aarhus School of Business Administration.

    Mr. Jensen commenced employment with us on October 18, 2004. Under the terms of his agreement with us, Mr. Jensen has an annualized base salary of Euro 240,000 and is also entitled to a variable compensation bonus that is targeted at Euro 120,000, if Mr. Jensen achieves goals related to the bonus as determined by the Board of Directors. Mr. Jensen was given a signing bonus of Euro15,000 and a car allowance of Euro 2,300 per calendar month. If Mr. Jensen’s employment is terminated or he resigns within twelve months of his start date, he must repay ViewSonic the entire amount of the signing bonus. Mr. Jensen also received a pension equal to 10% of his base salary. In connection with his agreement, ViewSonic agreed to grant Mr. Jensen, subject to approval by the Compensation Committee of the Board of Directors, an option to purchase 500,000 shares of Common Stock of ViewSonic at the current fair market value of ViewSonic’s shares at the time of grant. The option vests 25% on the date of grant and the remainder vests on a pro rata basis over 3 years, such that on the third anniversary of the grant date of the option grant, the shares shall be fully vested. Mr. Jensen’s address is c/o ViewSonic Corporation, 381 Brea Canyon Road, Walnut, California 91789.

ITEM 6. EXHIBITS

10.15	Director's Service Agreement, by and between Jan Jensen and ViewSonic, dated September 8, 2004.
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	The certification attached as Exhibit 32.1, accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of ViewSonic Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 2004.

ViewSonic Corporation
By:	/s/ James A. Morlan
James A. Morlan
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.15	Director's Service Agreement, by and between Jan Jensen and ViewSonic, dated September 8, 2004.
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	The certification attached as Exhibit 32.1, accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of ViewSonic Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.