Form 10-K
period 2004-12-31
VIEWSONIC CORP
filed 2005-03-29
CIK 1068806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________
FORM 10-K
________________________

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004
OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
Commission file number: 000-50730
________________
VIEWSONIC CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3177549
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
381 Brea Canyon Road
Walnut, California 91789
(909) 444-8800
(Address of principal executive offices, including zip code and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Options to purchase common stock,
$0.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Rule 12b-2) Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $47,537,820 (based on the price per share of $1.09, as determined by the Board of Directors on May 1, 2003, in connection with a grant of stock options on May 1, 2003). Common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock has been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on the registrant’s records and is as of June 30, 2004. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of common stock outstanding was 353,959,176 and the number of shares of Series B preferred stock outstanding was 7,500,000, each as of March 15, 2005.

DOCUMENTS INCORPORATED BY REFERENCE
Exhibits previously filed as noted on the Exhibit Index.

VIEWSONIC CORPORATION
ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by those sections. These forward-looking statements include but are not limited to: statements related to industry trends and future growth in the markets for visual display technology products; our product development efforts; the timing of our introduction of new products; industry and consumer acceptance of our products; and future profitability. Discussions containing these forward-looking statements may be found in "Business" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The "Business Risks" section, among other things, should be considered in evaluating our prospects and future financial performance.

Part I
Item 1. Business

Overview

ViewSonic Corporation is a leading global provider of visual display technology products. We develop, market and support a broad range of award winning visual display technology products including liquid crystal displays (“LCD”) monitors, cathode ray tube, or CRT, monitors, projectors, LCD TVs, plasma displays and the latest in mobile products, including wireless displays. Our goal is to become one of the world's leading brands of visual display technology products.

According to an International Data Corporation, or IDC, December 2004 research report, we ranked seventh in worldwide LCD monitor shipments for the first three quarters of 2004.

Through a technology integration business model, we collaborate with a network of industry-leading software providers, key component suppliers and contract manufacturers. Rather than depending upon a single proprietary technology, our business model allows us to combine together industry leading technologies into products marketed under the ViewSonic brand. We believe our model shortens the time to market for our products by reducing the product development cycle. Our extensive product lines offer a wide array of display sizes, features and price/performance levels to meet customer needs.

Our products are sold through distributors, retailers and other resellers to businesses, including Fortune 1000 companies, small and medium sized businesses, and consumer electronics markets. We sell our products globally and are managed geographically in three regional segments: the Americas, Europe and Asia Pacific.

We were incorporated in the State of California as a S corporation in July 1987 and reincorporated in the State of Delaware as a S corporation in August 1998. In April 1999, we elected to convert from a S corporation to a C corporation.

Industry Background

According to an IDC December 2004 research report, worldwide desktop monitor shipments are expected to increase from 111 million units in 2003 to 155 million units in 2008. IDC estimates that total LCD monitor shipments are expected to increase from 46 million units in 2003 to 127 million units in 2008, while total CRT monitor shipments are expected to decrease from 65 million units in 2003 to 28 million in 2008. IDC estimates that worldwide revenue from LCD monitors will increase from $21 billion in 2003 to $36 billion in 2008, while revenue from CRT monitors will decline from $11 billion in 2003 to $3 billion in 2008.

LCD Panel Development for Desktop Monitor Applications

The display industry is currently experiencing a shift from CRT technology to flat panel LCD technology in multiple applications, including desktop computing and TV products. A significant increase in LCD manufacturing capacity in various Asian countries has led to lower panel costs and larger panel sizes, enabling more affordable LCD products for both desktop monitors and TV systems. The rapid increase in the amount of LCD monitors bundled with PCs has also driven adoption.

CRT Monitor Trends

Although the demand for CRTs is projected to decrease, its price advantage over LCDs makes its demand continue to remain strong in emerging markets such as China, Eastern Europe, and Latin America. In addition, in developed markets, CRTs are still favored in certain market segments such as education, which are subject to budget constraints, and high-end graphic design, due to the CRT's superior color performance over LCDs. Furthermore, among the available CRT technologies, end users generally favor flat screen CRTs instead of the more traditional curved CRTs because flat CRTs reduce glare and are viewed as a cost effective alternative to higher priced flat LCDs.

LCD Panel Development for TV and Presentation Applications

The newer and larger LCD panel fabrications allow LCD technology to be applied to TV applications. As LCD panels become available in larger sizes, commercial applications for LCD TVs are expected to grow. The commercial information display market is expected to transition to large screen (30"+) LCD monitors and TVs.

TV Industry Trends and Opportunities

In addition to LCD TVs, plasma displays also present a high growth opportunity in the overall market. Both LCD TVs and Plasma Displays are considered "Advanced Televisions" due to their unique form factors. Of these key technologies, we believe LCD TVs represent the highest growth opportunity for displays less than 40", while plasma displays present growth opportunities for screen sizes greater than 40". While LCD TVs are for the consumer sector, Plasma displays have applications for both consumer usage and commercial applications with growth expected to occur in both end-user segments.

Worldwide, governments are supporting the growth of digital systems through a series of mandates and deadlines to convert all analog transmission to digital. In the United States, all TV stations must transmit digitally by 2007, while worldwide deadlines for digital transmission range from 2007 to 2015. These regulatory changes are being implemented to promote more efficient use of transmission bandwidth than is currently provided by conventional analog TVs, freeing broadcast spectrum for other purposes.

Front Projector Trends and Opportunities

In addition to traditional desktop displays, front projection technology has shown rapid growth over the past several years, replacing traditional overhead projectors as the presentation display of choice. Projectors offer several distinct advantages that include portability and versatility. Today, multimedia projectors deliver PC and video content for business or consumer use. In the fourth quarter of 2004, retail prices for projectors broke the sub $800 barrier, making them more affordable for mainstream users.

Products

We offer a wide range of visual display technology products worldwide under the ViewSonic brand name. Our product categories include: desktop CRT and LCD monitors, LCD TVs, plasma displays, projectors, and peripherals such as TV/Video processors, keyboards, mice and speakers. Each product category is targeted at specific applications and offers a wide array of sizes and features over a broad range of price and performance levels.

Product Categories

We sell two principal product categories: computer monitors and all other products, in all three of our regional segments. Within computer monitors, we sell and market both CRT and LCD monitors. Our other products include projectors, plasma displays, and peripherals, as described in the table below. We believe that the market for CRTs is currently in the mature stage of its life cycle trending towards the decline stage. Our decrease in unit shipments of CRTs over the past three years is consistent with the overall trends in the worldwide CRT market. On the other hand, we believe that the market for LCDs is currently in the growth stage of its life cycle and is expected to replace CRTs as the technology of choice in the display market for the foreseeable future. Our increase in LCD unit shipments over the past three years is in line with the overall trends in the worldwide LCD market. Many of our other products, specifically LCD TVs and plasma TVs, are currently in the introductory stage of their respective product life cycle. The demand for these products at this stage is primarily from early adopters, but is expected to grow. We believe that the LCD and plasma TV categories represent opportunities for future growth. The following table identifies our principal product categories as of December 31, 2004:

Product Type	Series	Size/ Additional Attributes

Liquid Crystal Displays	E2	15”, 17”
	Graphics	15” through 19”
	X	15”, 17”, 19”, 20”
	Pro	17” through 23”
	A	15”, 17”
Liquid Crystal Display TVs	N	13”, 17”, 20”, 27”, 30”, 32”, 40”
Cathode Ray Tube Displays	E2	15”, 17”, 19”
	Graphics	17”, 19”, 21”
	Pro	17”, 19”, 22”
	A	17”, 19”
Projectors	—	Under 3 Lbs. to 14+ Lbs.
Plasma Displays	VPW	42”, 55”
Peripherals & Accessories	KU, KC, KW, MC, MU, MW, CP, CC, CW	TV/Video Processor, Keyboards, Mice, Speakers, Etc.
Visual Devices	V	10” Wireless Displays

Desktop LCD and CRT Monitors

ViewSonic desktop monitors offer both LCD flat panel technology and CRT technology. We design our products to meet the demanding requirements of sophisticated and quality conscious end users. There are several series of products in each of our desktop LCD and CRT monitor portfolios. Each series incorporates price/performance characteristics targeted at key market segments.

As a percentage of our total unit shipments, LCD monitor shipments comprised 40.3%, 42.4% and 32.0% of our total unit shipments in 2004, 2003, and 2002, respectively. CRT monitor shipments comprised 45.8%, 48.5% and 66.1% of our total unit shipments in 2004, 2003 and 2002, respectively.

The market in which we compete is subject to technological advances with yearly new product releases and price competition. As a result, the price at which we can sell our product typically declines over the life of the product. The price at which a product may be sold is generally referred to as the average selling price. For example, the average selling price of our CRT monitors declined approximately 23.2% from 2002 to 2004 and the average selling price of our LCD monitors declined approximately 16.4% from 2002 to 2004.

Other Products

Other products comprised 13.9%, 9.2%, and 1.8% of our total unit shipments in 2004, 2003 and 2002, respectively.

TV Products

We offer both plasma and LCD TV products for the digital television market. Our LCD TV product offerings include 13", 17", 20", 27", 30”, 32” and 40” products. Our plasma products represent large size offerings (42" and 55") to support home theater usage and commercial applications, including signage.

Projectors

We design our projectors to meet the various needs of the presentation market which include delivering clear images and ease-of-use at competitive prices. Our projector line offers a wide range of form factors in various weight categories. This segmentation helps end users select an appropriate model for usage on the road, in the office, or at home.

Peripheral Products

We offer peripherals, including TV/Video processors, keyboards, mice and speakers, which are designed to compliment the look and feel of ViewSonic display products.

Visual Devices

Visual devices are embedded solutions that target system integrators and value-added resellers, or VARs.

Sales and Marketing

We sell our products through retail channels, distributors and through a variety of reseller arrangements. We have no minimum purchase commitments or long-term contracts with any of these third parties. As a result of our channel strategy, our sales are focused on a small number of distributors and national retailers. Our largest distributors are Ingram Micro Inc. and Tech Data Corporation, which accounted for 14% and 13%, respectively, of our net sales in 2004, and 12% and 11%, respectively, of our net sales in 2003 and 10% and 11%, respectively, of our net sales in 2002.

Distributors

We use distributors to ship our products to various resellers. We believe that with product proliferation and increasingly complex technologies, resellers are becoming more dependent on distributors to provide additional value-added services. As a result, distributors increasingly are expanding their core competencies beyond product distribution to include offerings such as configuration, channel assembly, financial services, training, marketing services, telemarketing and electronic commerce services. By providing these additional services, we believe that distributors are obtaining greater influence over the products selected by resellers.

Resellers

We use resellers to sell to end users, such as large corporate accounts, small to mid-sized businesses and home users. We categorize our resellers as follows:

  VARs. VARs target businesses and add value by combining proprietary software and/or other integration support with off-the-shelf hardware and software.
  Commercial or Enterprise Resellers.    Commercial or enterprise resellers target and sell to Fortune 500 companies and provide worldwide, national and regional information technology configuration and support services.
  Direct Marketing/e-Retailers.    Direct marketing/e-Retailers target and sell to businesses and home users via direct mail catalogs, and telemarketing and online marketing/services. Our direct marketing/e-Retailers include CDW Logistics Inc., PC Connections, Inc., TigerDirect, Inc., Amazon.com, Inc., PCNation and Multiple Zones International, Inc.
  Retailers.    Retailers, such as computer superstore chains, consumer electronic stores and mass merchants, target and sell to the walk-in retail market through an extensive network of retail-store fronts. Our products are sold at CompUSA Inc., Best Buy Co., Inc., Fry's Electronics, Inc., Office Depot, Inc., among others.
  System Integrators.    System integrators purchase individual components, including computer display products and assemble unbranded computer systems. Our system integrators' value proposition is to provide low-cost technology and services to a wide array of customers.
  ViewSonic Online Sales.    We leverage the Internet to market and drive demand for ViewSonic technology through our website and online stores. Our online store allows consumers to purchase many of our products directly from ViewSonic. Our store also allows end users to shop for ViewSonic products and buy them from our resellers through links on the ViewSonic website.
    Our sales force supports sales opportunities through our worldwide network of channel partners, corporate accounts and online stores. Our sales department is based in Walnut, California with sales offices in the Americas, Europe and Asia Pacific.

    Our marketing group generates demand, product sales and brand awareness throughout sales channels, to corporate enterprise end users, and to consumers. In each worldwide region, the marketing department works with the sales department to foster channel development and product penetration.

End User Support and Service

We offer comprehensive service options for all customers, distributors, resellers, retailers, system integrators, corporations, educators, governments and consumers. Various support and service programs are tailored to meet each region's demands. The ViewSonic support team is available to assist customers via phone, fax, email and regular mail. In addition to a multi-language user guide packed with each product, self-support is also available via a user-friendly online interactive web tool on our website. Support is provided by professional customer service representatives, technicians and engineers.

Various service options including repair, replacement, and advance replacement are offered for most products in most parts of the world. Services options such as extended warranty, express exchange, expedited repair and onsite repair are also available for most of our products in many countries.

Sourcing and Operations

Our component sourcing and product development staff researches, develops and tests the latest display technologies with our component suppliers and contract manufacturers, and is charged with designing and developing the highest quality display products at selected price points. We have established relationships with multiple sources of display components and multiple display manufacturers, and qualify additional component suppliers and contract manufacturers when advantageous to us. We currently obtain display components from multiple suppliers, including Hitachi, Intel, LG-Philips, Samsung, Quanta and Chi-Mei.

Seasonality

Our industry is largely focused on the consumer products market. Due to the seasonality in this market, we typically expect to see stronger revenue growth in the second half of the calendar year related to the back-to-school and holiday seasons.

Manufacturing and Logistics

We use the services of several contract manufacturers including Coretronic Corporation, Delta Electronics Inc., Hitachi America Ltd., Jean Company Ltd, NanChang Nesonic Corporation, TechView International Technology, Inc., Sampo Technology Corporation, and Top Victory Technology. In some instances, the companies that develop and manufacture key technology components and the companies that take these components and manufacture the finished products are different divisions of large, integrated organizations, while, in other instances, they are independent entities. Our contract manufacturers design the electronic and mechanical systems of a display product around our choice of major components and our specific industrial design. Aside from these major specifications mandated by us, the contract manufacturers choose electronic and mechanical solutions of standard design to reduce the development time, engineering cost and procurement risk associated with more customized designs.

ViewSonic's global distribution centers are strategically located in the United States, Asia Pacific and Europe. From our distribution centers, we ship to our channel partners, which include the distribution, VAR and retail channels. Distribution centers are operated by ViewSonic or, where appropriate, in conjunction with third-party logistic partners.

Research and Product Development

Our product development efforts are focused on analyzing technology trends, designing and developing standards-based, competitively priced products that incorporate the technologies and features that we believe are most desired by customers today and into the future. In addition, we collaborate with the world's most advanced technology companies for research, development, and engineering to evaluate the latest display and visual solutions related technologies. Working with these companies, ViewSonic engineers integrate new technologies, design product and system architectures, and manage quality.

We believe our cooperative approach allows ViewSonic to determine the best method and timing for delivering new products and technologies to the market. Research and development expense was $1.9 million, $8.2 million, and $7.7 million for 2004, 2003 and 2002, respectively.

Competition

The market for our display products is highly competitive. Competitive factors include product features, price, product quality, breadth and reliability, price/performance characteristics, end user support, marketing and channel capability, as well as, corporate reputation and brand strength. We believe that we compete favorably with respect to all of these factors in the monitor market. However, we are a new entrant to the home entertainment market, and, therefore, we are just beginning to establish our competitive position. Many of our competitors in our markets have significantly greater financial, technical, manufacturing and marketing resources than we have. We believe that competition will have the effect of continually reducing the average selling prices of our products over time. We expect price competition to increase in future periods and such price competition may substantially reduce our revenues and profits in such periods.

Our competitors include:
  Established consumer electronic companies such as Mitsubishi, Matsushita Electric Industrial Co., Ltd., Royal  Philips Electronics of the Netherlands, Samsung Electronics Co., Ltd., Sharp Corporation and Sony Corporation;
  Personal computer manufacturers such as Dell Inc., Gateway and Hewlett-Packard Company; and
  Asian manufacturers interested in building a U.S. brand presence for their goods, such as Acer, BenQ, Daewoo International Corporation, LG-Philips, Sampo Group (using the Syntax brand) and Chi-Mei (using the Westinghouse brand).

Intellectual Property

We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights in our products. We have no patented technology. We generally enter into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with our channel partners, suppliers and appropriate end users to limit access to, and disclosure of, our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy and use our products or technology. Policing unauthorized use of our products is difficult. The steps we have taken may not prevent misappropriation of our technology, particularly in countries where the laws may not protect our proprietary rights as fully as in the United States.

Third parties currently claim and have in the past claimed patent infringement with respect to our current products. We expect that additional infringement claims will be made against display manufacturers as the market becomes more competitive and mature. An infringement claim, whether meritorious or not, could be time consuming, result in costly litigation, cause delays in product availability or require us to utilize alternative technology, possibly of lower quality or higher cost, or to enter into royalty or licensing agreements with unfavorable terms.

Our registered trademarks, among others, include ViewSonic®, ViewSonic's distinctive three bird logo, product names such as Optiquest® and key phrases such as "See the Difference"®. Our registered trademarks expire between April 2005 and August 2014. We intend to continue to protect our trademarks against possible intellectual property infringement.

In the future, it may be necessary or desirable for us to seek additional licenses of intellectual property rights held by third parties. If the availability of these third party technology licenses ceases, we may have to obtain substitute technology of lower quality or performance standards or at a higher cost. There can be no assurance that such licenses will continue to be available on favorable terms or at all.

Backlog

There is generally a short cycle between the order and shipment of our products and the majority of our orders are cancelable at our customers' discretion. Therefore, we do not believe that our backlog at any particular date is indicative of our future net sales.

Employees

As of December 31, 2004, we had 807 employees worldwide. None of our employees are represented by a labor union, and we believe that our employee relations are good.

Financial Information by Business Segment and Geographic Data

    We operate in three segments: Americas, Europe and Asia Pacific. The information included in Note 13 of Notes to the Consolidated Financial Statements, is incorporated herein by reference from Item 8 thereof.

Item 2. Properties

Americas

We lease facilities in Walnut, California of approximately 300,000 usable square feet that serve our corporate headquarters as well as a warehouse, testing and after-sales service facility, under a lease that expires in June 2007. In addition, we have sales offices in Atlanta, Georgia, Miami, Florida and in Toronto, Canada.

Europe

In Europe, we lease facilities in Crawley, West Sussex, United Kingdom that serve as our European headquarters and provides space for northern Europe sales operations and after sales service activity. This lease expires in 2012. In addition, we lease space in Belgium, Denmark, Finland, France, Germany, Italy, Norway, Russia, Spain, Sweden, and United Arab Emirates for marketing, sales and after sales service operations.

Asia Pacific

In Asia Pacific, we own a main office in Taiwan and lease offices in Shanghai, Guangzhou and Beijing. We also lease warehouses in Shanghai, Beijing, Guangzhou, Chengdu and Xi’an, Taoyuan, Taiwan and own an additional warehouse in Taipei, Taiwan. We lease sales offices in Hong Kong, Kaoshiung, Taiwan, Singapore Tokyo, Japan and Australia.

We believe our properties are adequately maintained and suitable for their intended use and that our facilities have adequate capacity for our current needs.

Item 3. Legal Proceedings

In the ordinary course of business, we are involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial, employment and other matters. In accordance with SFAS No. 5, “Accounting for Contingencies”, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any pending legal matters will have a material adverse effect on our consolidated financial position, although results of operations or cash flows could be affected in a particular period.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of security holders during the fourth quarter of 2004.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no public market for our common stock, preferred stock or stock options.

Holders

As of March 1, 2005, there were 72 holders of record of our common stock and there was one holder of record of our Series B preferred stock and warrants to purchase Series C preferred stock. As of March 1, 2005, we had 499 holders of stock options exercisable for shares of our common stock.

Dividends

There were no cash dividends declared or paid in 2004, 2003 or 2002 and we do not anticipate declaring cash dividends in the foreseeable future. ViewSonic America's credit facility with The CIT Group/Business Credit, Inc. prohibits the payment of dividends in excess of $250,000 per year without the consent of The CIT Group/Business Credit, Inc.

Equity Compensation Plan Information

We have two stockholder approved equity compensation plans, the 1999 Stock Plan and the 2004 Equity Incentive Plan. Under the terms of the 1999 Stock Plan and the 2004 Equity Incentive Plan, officers, directors, consultants and our employees may be granted options to purchase our common stock at the fair market value on the date the option is granted as determined by our Board of Directors. Options generally vest over three to four years and may be exercised for up to 10 years from the date of grant.

The following table provides certain information regarding our equity incentive plans as of December 31, 2004.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	27,889,493	$1.08	15,092,674
Equity compensation plans not approved by security holders	—	—	—
Total	27,889,493	$1.08	15,092,674

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

None.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our financial statements and the notes thereto, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated statement of operations data for the years ended December 31, 2004, December 31, 2003 and December 31, 2002 and the consolidated balance sheet data as of December 31, 2004 and December 31, 2003 have been derived from, and should be read in conjunction with, our audited consolidated financial statements and the notes thereto included herein. The consolidated statement of operations data for the years ended December 31, 2001 and December 31, 2000 is derived from audited consolidated financial statements and the notes thereto which are not included in this Form 10-K. The consolidated balance sheet data as of December 31, 2002, December 31, 2001 and December 31, 2000 is derived from audited consolidated financial statements and the notes thereto which are not included in this Form 10-K.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)

Net sales	$1,104,333	$1,060,691	$876,121	$962,359	$1,371,196
Cost of sales	995,177	918,561	739,799	863,800	1,216,749
Gross profit	109,156	142,130	136,322	98,559	154,447
Selling, general and administrative expenses	126,121	133,820	108,216	116,352	147,771
(Loss) income from operations	(16,965)	8,310	28,106	(17,793)	6,676
Other income (expense)—net:
Interest expense	(2,473)	(2,297)	(2,614)	(8,076)	(9,336)
Other income—net	3,724	3,655	7,664	9,441	4,549
Other income (expense)—net	1,251	1,358	5,050	1,365	(4,787)
(Loss) income from continuing operations before income taxes	(15,714)	9,668	33,156	(16,428)	1,889
(Benefit) provision for income taxes	(3,293)	2,333	11,500	558	285
(Loss) income from continuing operations	(12,421)	7,335	21,656	(16,986)	1,604
(Loss) from discontinued operations (1)	(5,989)	(2,853)	(2,465)	(847)	—
Gain on discontinued operations, net of tax (1)	2,153	—	—	—	—
Net (loss) income	(16,257)	4,482	19,191	(17,833)	1,604
Preferred stock accretion	(1,372)	(1,229)	(1,078)	(1,364)	(865)
Net (loss) income available to common stockholders	$(17,629)	$3,253	$18,113	$(19,197)	$739
Basic (loss) earnings per share
Continuing operations	$(0.04)	$0.02	$0.06	$(0.05)	$—
Discontinued operations (1)	$(0.02)	$(0.01)	$(0.01)	$—	$—
Gain (loss) on discontinued operations	$0.01	$—	$—	$—	$—
Total Basic (loss) earnings per share	$(0.05)	$0.01	$0.05	$(0.05)	$—
Diluted earnings (loss) per share
Continuing operations	$(0.04)	$0.02	$0.06	$(0.05)	$—
Discontinued operations (1)	$(0.02)	$(0.01)	$(0.01)	$—	$—
Gain on discontinued operations	$0.01	$—	$—	$—	$—
Total Diluted earnings (loss) per share	$(0.05)	$0.01	$0.05	$(0.05)	$—
Basic weighted average shares
outstanding	353,917	353,891	353,322	342,799	323,977
Diluted weighted average shares
outstanding	353,917	358,538	362,344	342,799	323,977

(1) Two of our majority-owned subsidiaries were discontinued during 2004. (See Note 17 to the consolidated financial statements, which is incorporated herein by reference).

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)

Balance Sheet Data:
Working capital	$71,404	$81,742	$60,061	$31,962	$53,763
Total assets	$458,523	$414,929	$376,898	$338,923	$500,659
Short-term debt	$3,529	$1,475	$—	$14,752	$51,658
Subordinated notes payable	$43,000	$43,000	$43,000	$43,000	$63,000
Convertible mandatorily redeemable preferred stock	$13,428	$12,056	$10,828	$11,242	$9,878
Stockholder's equity	$46,967	$64,707	$52,609	$26,840	$28,828

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Management's Discussion and Analysis including, without limitation, statements containing the words "anticipate," "believe," "may," "should," "will" and similar expressions constitute "forward-looking statements." Persons should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks described in Business— Factors that May Affect Our Business and Financial Results and elsewhere in this Form 10-K. The following discussion should be read in conjunction with our financial statements and the related notes.

Overview

Our Company

    ViewSonic Corporation is a leading global provider of visual display technology products. We develop, market and support a broad range of display technology products including liquid crystal displays, or LCD, monitors, cathode ray tube, or CRT, monitors, projectors, LCD TVs, plasma displays and the latest in mobile products including wireless monitors.

    Our ViewSonic branded products are sold through distributors, retailers and other resellers to businesses, including Fortune 1000 companies, small and medium sized businesses, and consumer electronics markets. We sell our products globally and are managed geographically in three regional segments: the Americas, Europe and Asia Pacific.

    We were incorporated in the State of California as a S corporation in July 1987. We reincorporated in the State of Delaware as an S corporation in August 1998 and, in April 1999, we elected to convert from a S corporation to a C corporation.

Recent Trends in Our Business

    Fiscal year 2004 continued to be challenging for us and the display industry. Despite the positive revenue growth during 2004, rapidly declining average selling prices (“ASPs”) and volatility of supply negatively impacted our profitability. The display industry was characterized by intense competition and significant price fluctuations. The volatility in price and increased competition was intensified by the inconsistent supply of key components, including LCD panels.

For the first half of 2004, the industry experienced a supply shortage of key LCD products due to LCD panel shortages and the manufacturing capacity constraints of contract manufacturers. These capacity constraints were due to contract manufacturers allocating more of their production capacity to higher margin LCD televisions, or LCD TVs, and computer notebooks, product categories where demand was expected to grow at a high rate in the future. During this shortage timeframe, our LCD panel costs experienced a rapid increase, resulting in an increase in the average selling price of our LCD monitors.

In the second half 2004, the display industry saw a very rapid shift from a shortage of display panels to one of oversupply, which continued through the end of 2004. We believe this shift was primarily due to two factors. First, LCD TV and notebook demand did not reach forecasted levels allowing for additional production capacity of LCD displays, including LCD monitors. Second, a number of new LCD fabrication facilities were opened. As a result, competition between LCD display panel makers as well as LCD display panel availability increased much sooner than we anticipated.

Given the shift in increased production and slower demand, we experienced a build up of inventory as LCD panel prices began to decrease significantly during the third quarter of 2004 and continued into the fourth quarter. The increase in LCD display panel inventory coupled with weaker than expected demand caused rapidly declining LCD monitor prices while the market cycled through existing, older and higher cost inventory.  As a consequence, our average selling prices for LCD monitors decreased by 8.9% in the second half of 2004 compared to the first half of 2004. As the market adjusted to the new lower prices, we implemented strategies to sell our older and higher cost inventory, including inventory write-downs and higher sales incentives. As a result, our gross margins decreased during the second half of the year. We expect the oversupply situation to continue into 2005 and put continuous pressure on our gross margins.

Overall, we have observed the following trends relating to our business in 2004:

Product shift. The display industry continues to experience a shift from older technologies, such as CRT, to newer technologies, such as LCDs and plasma displays, as well as a broadening of application from PC monitors to TVs and other digital media applications. As a result, our product mix has been shifting from CRTs, where demand has been steadily declining, to LCDs, where demand has been growing. CRT unit shipments were 45.8% of our total units shipped in 2004 as compared to 48.5% in 2003, while LCD unit shipments were 40.3% of our total units shipped in 2004 as compared to 42.4% in 2003 due to the industry wide LCD shortage in the first half of 2004.

Shift to large screen size. The display industry continues to experience a shift to larger screen sizes for monitors and TV products. As a result, our product screen size mix has been shifting in our LCD monitors from mainly 15” and 17” to 17” and 19” products. In addition, a majority of our LCD TV sales are shifting to screen sizes greater than 20”.

Other products.  We have taken steps to diversify our product portfolio by introducing products other than CRT and LCD computer monitors such as projectors, LCD TVs, plasma displays and the wireless displays. In general, these products are based on newer technologies and have higher selling prices and therefore, have higher gross margins. Our other product unit shipments were 13.9% of total units shipped in 2004 as compared to 9.2% in 2003.

Future Objectives and Challenges

There are several factors that we believe will drive and/or affect our future performance:

Improve Profitability:

Concentrate on our core products.  We are working to improve profitability by refocusing our resources on our core products. We are taking various initiatives to maintain and grow our LCD market share. Specifically, we are reducing the number of product lines, utilizing a common platform on our products, and eliminating unprofitable products.

Efficient supply chain and logistics. We are commencing an extensive review of our entire supply chain and logistics processes. We are implementing initiatives to centralize our supply chain management to allow greater flexibility in responding to changes in market conditions. In addition, we are exploring other initiatives to consolidate suppliers and logistics providers.

Cost structure improvements. We have made efforts to improve profitability by reducing our overall operating expenses in response to factors affecting earnings, such as declines in sales price levels and changes in the product mix. Our business environment is being transformed due to intense price competition. In this climate, we believe that our ability to adapt to new competitive realities as early as possible will have a significant bearing on our competitiveness.

Expand sales in regional markets. We need to continue to expand our presence in our existing regional markets, while exploring new geographic market opportunities, and continue to develop and market a broad range of display and related products which satisfy a wide range of consumer and commercial applications. In our existing regional markets, we need to continue to actively manage our relationships with our wholesale distributors and national retailers as the majority of our net sales are expected to continue to come from these sales channels. In our new regional markets such as China, Russia, Eastern and Western Europe, we may need to make significant investments before being able to realize returns on these investments. These investments may result in expenses growing at a faster rate than revenues.

Expand core product offerings. We have introduced an expanded line of LCD TV products to complement our CRT and LCD computer monitors. We believe that this product category will be an area of opportunity for growth as LCD TVs become more widely accepted in the marketplace. We need to continue to introduce new products that achieve broad market acceptance on a timely basis, in order to increase or maintain our net sales and gross margins.

We believe our future success will depend in large part upon our ability to:

  Identify demand trends in the business and home display markets and quickly develop and sell products  that satisfy these demands;
  Manage our cost structure to enable us to bring new products to market at competitive prices;
  Respond effectively to new product announcements by our competitors by designing, either internally or through third parties, competitive products; and
  Provide compatibility and interoperability of our products with products offered by other vendors and new technologies as they emerge.

Manage Foreign Currency Fluctuations. We must manage the effect of foreign currency fluctuations on our operational results. We buy a majority of our products from our suppliers in U.S. Dollars and sell a significant amount of our products in other foreign currencies. Historically, sales of our products have benefited from effects of the weakness of the U.S. Dollar, which made our products more affordable in several markets. We therefore need to manage our account receivables and inventory balances in order to limit our foreign currency exposure to a weakening U.S. Dollar.

Manage Relationships with Contract Manufacturers and Sales Channel Partners.  Our ability to effectively manage our inventory levels depends on our ability to accurately anticipate demand from our sales channel partners and on our ability to secure sufficient finished products from our contract manufacturers at reasonable prices and in a timely manner to meet our customer demands.

Manage Imposition of Additional Duties and Taxes.  Another challenge we face is the new tariff classification for LCD monitors that incorporate a digital video interface (DVI connector). The European Union countries with the exception of Germany have issued notices stating that effective October 1, 2004, LCD monitors with DVI connectors would incur a 14% import duty tax.  This change in tariff classification will make it more difficult for us to compete in the European Union and will result in a negative impact on our gross margins.    Thus far, this change in classification has been applied prospectively.  However, we believe it is possible that the tariff could be applied retroactively.  We will continue to monitor this situation and will work to change our business process to minimize the negative impacts of this new tariff.

Results of Operations

Net Sales

We generate revenues primarily from the sale of our visual display technology products to our channel partners, including distributors, resellers and retailers, as well as to end users. We sell to a geographically diversified customer base with more than 44.7% of our revenue in 2004 generated outside of the Americas, primarily in Europe and in Asia Pacific. We extend price reductions and sales incentive offerings to our customers including price protection, promotions, other volume-based sales incentives and expected returns.

Our largest distributors are Ingram Micro Inc. and Tech Data Corporation, which accounted for 14% and 13%, respectively, of our net sales in 2004, and 12% and 11%, respectively, of our net sales in 2003 and 10% and 11%, respectively, of our net sales in 2002.

Cost of Sales

Our cost of sales consists primarily of cost of inventory purchased from our contract manufacturers, manufacturing support costs, inventory provisions, warranty and shipping costs. We maintain relationships with third-party contract manufacturers, which we believe will be able to provide us with sufficient quantities of product during 2005. However, we expect to continue to face price fluctuations for our products. Fluctuations in gross profit as a percentage of revenue, or gross margin, primarily result from changes in product mix and geographic mix as well as general pricing dynamics.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries, commissions and bonuses, promotional tradeshow and advertising expenses, research and development, travel and entertainment expenses, and legal and accounting expenses.

Other Income (Expense)-Net

Other income (expense) - net primarily includes interest income, interest expense, gains and losses on sales of investments and transaction related foreign currency gains and losses.

Discontinued Operations

The loss for discontinued operations represents the net gain from the sale of a majority-owned subsidiary, and the closure of another majority-owned subsidiary during 2004.

Preferred Stock Accretion

Preferred stock accretion represents the accretion value of our Series B convertible mandatorily redeemable preferred stock from its initial value to the redemption price.

The following table sets forth, for the periods indicated, our consolidated statements of operations expressed as a percentage of net sales.

	Year Ended December 31,
	2004	2003	2002

Net sales	100.0%	100.0%	100.0%
Cost of sales	90.1	86.6	84.4
Gross profit	9.9	13.4	15.6
Selling, general and administrative expenses	11.4	12.6	12.4
(Loss) income from operations	(1.5)	0.8	3.2
Other income (expense) - net:
Interest expense	(0.2)	(0.2)	(0.3)
Other Income	0.3	0.3	0.9
Other income - net	0.1	0.1	0.6
(Loss) income from continuing operations before income taxes	(1.4)	0.9	3.8
(Benefit) provision for income taxes	(0.3)	0.2	1.3
(Loss) income from continuing operations	(1.1)	0.7	2.5
(Loss) from discontinued operations	(0.5)	(0.3)	(0.3)
Net gain on disposal of discontinued operations, net of tax	0.2	0.0	0.0
Net (loss) income	(1.4)	0.4	2.2
Preferred stock accretion	(0.1)	(0.1)	(0.1)
Net Income (loss) available to common stockholders	(1.5)%	0.3%	2.1%

Consolidated Results of Operations—December 31, 2004 Compared to December 31, 2003

Net Sales

Net sales increased $43.6 million, or 4.1%, to $1,104.3 million in 2004 from $1,060.7 million in 2003. The increase was primarily due to an increase in unit sales although we did experience a decline in the average selling price per unit of approximately 2.8%. The decline in average selling price per unit reflects the effects of competition, our pricing initiatives to compensate for the oversupply of LCD panels and reduced selling price associated with advances in display technology.

We sold approximately 4.5 million display products in 2004 compared to approximately 4.0 million display products during 2003. The increase in units sold was mainly due to continued expansion in China as well stronger unit sales in Europe. Although, unit sales increased it was partially offset by higher sales allowances in 2004 of $110.9 million compared to $81.7 million in 2003 due to aggressive promotions to meet competition. Due to the LCD product oversupply situation in the second half of 2004, we increased the number of sales allowance programs offered which resulted in increased sales allowances as a percentage of net sales from 2003 to 2004. Of the display product units sold in 2004, CRT accounted for 45.8%, LCD accounted for 40.3%, and other products accounted for 13.9% as compared to 48.5%, 42.4%, and 9.2%, respectively, in 2003. Returns and sales incentive allowances charged against gross sales were $126.9 million and $110.1 million in 2004 and 2003, respectively. As a percentage of net sales, sales allowances increased from 7.7% in 2003 to 10.0% in 2004 largely due to the increase in the number of sales allowances offered during the LCD product oversupply period.

Cost of Sales

Our consolidated cost of sales increased $76.6 million, or 8.3%, to $995.2 million in 2004 from $918.6 million in 2003. As a percentage of net sales, cost of sales increased to 90.1% in 2004 from 86.6% in 2003 partially due to rapidly decreasing average selling prices as we sold our higher cost inventory of LCD panel displays in the third and fourth quarters of 2004, additional duty on 20” and above DVI connectors in the Europe region of $3.0 million in 2004, and inventory write-downs of $9.8 million in 2004 as compared to $9.5 million in 2003. The increase was partially offset by $3.9 million of promotional pricing incentives from our vendors and the forgiveness of a software royalty commitment of $1.7 million in the fourth quarter of 2004. The inventory write-downs in 2004 were related to LCD products that experienced a drastic drop in product costs in the third and fourth quarters of 2004. The written down inventory in 2004 and 2003 were either sold or abandoned within two or three months. In the subsequent periods after the write-downs, the average product margins were reduced only slightly due to little or no margin being earned on these written down inventories. Overall, gross margin declined to 9.9% in 2004 from 13.4% in 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $7.7 million, or 5.8%, to $126.1 million in 2004 from $133.8 million in 2003. The decrease was primarily due to lower product development expenses of $5.2 million and lower bad debt expense of $1.5 million due to a bad debt recovery of $1.1 million in 2004. In addition, in the fourth quarter of 2003, we incurred a charge of $9.8 million due to the transfer of nine million shares by James Chu, our Chairman of the Board and Chief Executive Officer and our majority stockholder, to certain other stockholders in connection with the settlement of a stockholder complaint. The decrease was partially offset by higher professional fees for patent infringement lawsuits of $3.9 million and higher personnel costs of $6.1 million to support regional and product expansion and expenses related to the translation effects of the strengthening of the Euro against the U.S. dollar in the Europe region.

Other Income - Net

Other income - net was $1.3 million for 2004 compared to $1.4 million in 2003. The primary reason for the decrease was due to lower foreign currency transaction gains of $5.3 million in 2004 as compared to $6.0 million in 2003, foreign currency option and forward contracts gains of $0 in 2004 as compared to foreign currency option and forward contracts gains of $200,000 in 2003, and interest expense of $2.5 million in 2004 as compared $2.3 million in 2003 as a result of higher bank borrowings in Asia Pacific to fund operations. The option contracts expired during 2003. In addition, investment losses of $2.8 million in 2004 were lower as compared to losses of $3.7 million in 2003.

Provision for Income Taxes

Our benefit for income taxes was $(3.3) million for 2004 compared to a provision for income taxes of $2.3 million for 2003. Our effective tax rate decreased from 24.1% provision for 2003 to a (20.9)% benefit for 2004. The decrease in the provision for income taxes and the effective tax rate in the current year were primarily driven by the significant decrease in pre-tax income in 2004 compared to 2003. The change in the mix of domestic and foreign earnings also contributed to the year-to-year variance in the effective tax rate.

Discontinued Operations

The loss from discontinued operations represents the gain on sale of a majority-owned subsidiary in the third quarter of 2004 and the closure of another majority-owned subsidiary during late 2004. See Note 17 of our Consolidated Financial Statements under Item 8 for more information.

Consolidated Results of Operations—December 31, 2003 Compared to December 31, 2002

Net Sales

Net sales increased $184.6 million, or 21.1%, to $1,060.7 million in 2003 from $876.1 million in 2002. The increase was primarily due to an increase in unit sales, although we did experience a decline in the average selling price per unit of approximately 7.5%. The decline in average selling price per unit reflected the effects of competition, our pricing initiatives and reduced product costs associated with advances in display technology.

We sold approximately four million display products in 2003 compared to approximately three million display products during 2002. The increase in units sold was mainly due to continued expansion in China as well as stronger unit sales in Europe. The display industry does experience shortages of key components and/or production capacity challenges from time to time. In 2003, there was a significant amount of demand for LCD products relative to supply among the display manufacturers. Due to this LCD product shortage, we reduced the number of sales allowance programs offered which resulted in reduced sales allowances as a percentage of net sales from 2002 to 2003. Of the display product units sold in 2003, CRT accounted for 48.5%, LCD accounted for 42.4%, and other products accounted for 9.2% as compared to 66.1%, 32.0%, and 1.8%, respectively, in 2002. Returns and sales incentive allowances charged against gross sales were $110.1 million and $104.0 million in 2003 and 2002, respectively. As a percentage of net sales, sales allowances decreased by 1.8% from 9.5% in 2002 to 7.7% in 2003 largely due to a reduction in the number of sales allowances offered during the LCD product shortage period.

Cost of Sales

Our consolidated cost of sales increased $178.8 million, or 24.2%, to $918.6 million in 2003 from $739.8 million in 2002. As a percentage of net sales, cost of sales increased to 86.6% in 2003 from 84.4% in 2002 partially due to inventory write-downs of $9.5 million in 2003 as compared to $20,000 in 2002. The inventory write-downs in 2003 were related to new products such as Pocket PCs, Tablet PCs, the Digital Media Center and Smart Displays that experienced lower than expected sales during 2003 and, as a result, we wrote down the inventory values for these new products. In contrast, the inventory write-downs in 2002 were lower than 2003 because we focused on selling our core CRT and LCD monitor products for which we experienced steady demand at prices in line with our inventory costs. As a result, fewer inventory write-downs were required. The write-downs that were recorded in 2003 and 2002 were either sold or abandoned within two or three months. In the subsequent periods after the write-downs, the average product margins were reduced only slightly due to little or no margin being earned on the inventories written down. In addition, we recorded a warranty expense of $1.2 million in 2003 as compared to a warranty benefit of $13.3 million in 2002. The warranty benefit realized in 2002 was primarily due to the implementation of our supplier managed repair program. Overall, gross margin declined to 13.4% in 2003 from 15.6% in 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $25.6 million, or 23.7%, to $133.8 million in 2003 from $108.2 million in 2002. The increase was primarily due to additional personnel costs of $8.8 million and advertising costs of $4.3 million incurred to support regional and product expansion and expenses related to the translation effects of the strengthening of the Euro against the U.S. dollar in the Europe region. In addition, in the fourth quarter of 2003 we incurred a charge of $9.8 million due to the transfer of nine million shares by James Chu, our Chairman of the Board and Chief Executive Officer and our majority stockholder, to certain other stockholders in connection with the settlement of a stockholder complaint.

Other Income - Net

Other income - net was $1.4 million for 2003 compared to $5.1 million in 2002. The primary reason for the decrease was due to investment losses of $3.7 million in 2003 as compared to investment gains of $5.7 million in 2002. The decrease in 2003 was partially offset by foreign currency option and forward contracts gains of $200,000 in 2003 compared to foreign currency option and forward contract losses of approximately $3.2 million in 2002. These contracts expired during 2003. In addition, the decrease was partially offset by foreign currency transaction gains of $6.0 million in 2003 compared to foreign currency transaction gains of approximately $3.2 million in 2002.

Provision for Income Taxes

Our provision for income tax was $2.3 million for 2003 compared to a provision for income tax of $11.5 million for 2002. Our effective tax rate decreased from 34.7% provision for 2002 to 24.1% provision for 2003. The decrease in the provision for income taxes and the effective tax rate in the current year were primarily driven by the significant decrease in pre-tax income compared to 2002 and the utilization of foreign net operating loss carryforwards in 2003 for which no tax benefit had previously been provided.

Discontinued Operations

The loss from discontinued operations represents the operations of two majority-owned subsidiaries. See Note 17 of Consolidated Financial Statements under Item 8 for more information.

Segment Information

Our management evaluates and monitors segment performance primarily through net sales and income (loss) from operations. Management believes that this segment information provides useful information for analyzing the underlying business results.

		Year Ended December 31,
	2004	Percentage Increase/(Decrease)	2003	Percentage Increase/(Decrease)	2002
	(in thousands)

Net sales:
Americas	$610,644	(8.2)%	$665,450	8.5%	$613,090
Europe	237,727	32.1%	179,909	42.8%	126,009
Asia Pacific	255,962	18.8%	215,332	57.2%	137,022
	$1,104,333	4.1%	$1,060,691	21.1%	$876,121
Income (loss) from operations:
Americas	$(9,510)	(250.4)%	$6,320	(74.2)%	$24,498
Europe	(502)	(105.5)%	9,010	169.3%	3,346
Asia Pacific	(6,953)	(349.2)%	2,790	964.8%	262
Stockholders' complaint settlement	—	100%	(9,810)	—	—
	$(16,965)	(304.1)%	$8,310	(70.4)%	$28,106

December 31, 2004 Compared to December 31, 2003

Americas

Net Sales

The decrease in net sales in the Americas was primarily due to lower unit sales across the LCD and CRT products combined with rapidly declining average selling prices in the second half of 2004 and the weakening of demand. Net sales in the Americas were also negatively impacted by higher sales allowances in 2004 compared to 2003 due to aggressive promotions to meet the competition. The decrease was partially offset by lower product returns in 2004 compared to 2003.

Income (loss) from Operations

The decrease in income from operations in the Americas was partially due to rapidly decreasing average selling prices as we sold our higher cost inventory of LCD panel displays in the third and fourth quarters of 2004 and higher personnel related expenses in support of our marketing and operational efforts to increase current markets and expand into new product categories. This decrease was partially offset by lower advertising and marketing expenses, the recovery of a bad debt and the promotional pricing incentives from our vendors in 2004.

Europe

Net Sales

The increase in net sales in Europe was primarily due to the region's continued expansion in the United Kingdom, France, Benelux and Russia partially offset by a decrease in net sales in Eastern Europe, the Middle East and the Mediterranean. In addition, the strengthening of the Euro against the U.S. dollar was a major contributor to the overall increase in net sales. In addition, net sales increased due to the shift in the product mix to larger screen sizes and from the shift in the ratio of sales from CRT to LCD products. However, net sales were partially offset by higher sales allowance and product returns in 2004 compared to 2003 due to aggressive promotion to meet the competition.

Income (loss) from Operations

The decrease in income from operations in Europe was partially due to higher inventory write-downs in 2004 compared to 2003, higher warranty expense in 2004 compared to 2003, and the additional duty on monitors larger than 20” with DVI connectors in 2004. The decrease was partially offset by the effects of the improvements in the Euro against the U.S. dollar resulting in higher Euro list prices relative to cost of goods sold in the U.S. dollar, and promotional pricing incentives from our vendors recorded in 2004. Selling, general and administrative expenses increased in 2004 from 2003 primarily as a result of the strengthening of the Euro against the U.S. dollar and from higher advertising and marketing expenses and higher personnel related expenses to support increased marketing efforts in additional markets.

Asia Pacific

Net Sales

The primary reason for the increase in net sales in Asia Pacific was our continued expansion into the China market. Net sales also increased due to higher unit sales in Taiwan and emerging markets such as Australia, New Zealand and Southeast Asia. The increase in unit sales was a result of expanding our customer base. However, net sales were partially offset by higher sales allowance in 2004 compared to 2003 due to aggressive promotion to meet the competition.

Income (loss) from Operations

The decrease in income from operations in Asia Pacific was partially due to rapidly decreasing average selling prices as we sold our higher cost inventory of LCD panel displays in the third and fourth quarters of 2004 and higher inventory write-downs. The decrease is also due to higher advertising and marketing expenses and higher personnel related costs related to supporting the increasing marketing efforts in China and increased staffing levels. The decrease was partially offset by promotional pricing incentives from our vendors recorded in 2004.

December 31, 2003 Compared to December 31, 2002

Americas

Net Sales

The increase in net sales in the Americas was primarily due to higher unit sales across the LCD and other product lines such as LCD TVs, plasma displays, wireless displays, Pocket PCs, high definition LCDs, and new products, which was partially offset by the decrease in sales of CRT products. Net sales also increased due to the shift in the product mix to higher priced products such as plasma displays and projectors and the shift in the ratio of sales from CRT to LCD products. From time to time, the display industry experiences shortages of key components and/or production capacity challenges. In 2003, there was a significant amount of demand for LCD products relative to supply among the display manufacturers. Due to the shortage of key LCD products during the later part of 2003, we reduced the number of sales allowance programs offered, which resulted in a reduction of sales allowances from the prior year.

Income (loss) from Operations

The decrease in income from operations in the Americas was partially due to additional warranty expense in 2003 compared to a benefit in 2002 and higher inventory write-downs related to other products in 2003. The decrease was also attributable to higher advertising and marketing expenses and higher personnel related expenses due an increase in advertising efforts related to our new product categories and increased staffing to support our higher volumes.

Europe

Net Sales

The increase in net sales in Europe was primarily due to the region's continued expansion in Russia, Norway, France, the United Kingdom, certain Mediterranean countries and the Middle East. In addition, the strengthening of the Euro against the U.S. Dollar was a major contributor to the overall increase in net sales. In addition, net sales increased due to the shift in the product mix to larger screen sizes and higher priced products such as projectors and from the shift in the ratio of sales from CRT to LCD products.

Income (loss) from Operations

The increase in income from operations in Europe was partially due to the effects of the improvements in the Euro against the U.S. Dollar resulting in higher Euro list prices relative to cost of goods sold in the U.S., offset by higher inventory write-downs in 2003 compared to 2002. In addition, no warranty benefits were recorded in 2003 compared to a warranty benefit in 2002. Selling, general and administrative expenses increased in 2003 from 2002 primarily as a result of the strengthening of the Euro against the U.S. Dollar. In addition, the dollar increases came from higher advertising and marketing expenses and higher personnel related expenses to support increased marketing efforts in additional markets.

Asia Pacific

Net Sales

The primary reason for the increase in net sales in Asia Pacific was our continued expansion into the China market. Net sales also increased due to higher unit sales in Taiwan and emerging markets such as Australia, New Zealand and Southeast Asia. The increase in unit sales was a result of expanding our customer base as well as increasing unit sales of new product categories such as LCD TVs, plasma displays, wireless displays, Tablet PCs, Pocket PCs and other new products.

Income (loss) from Operations

The decrease in loss from operations in Asia Pacific was partially due to faster growth in the China market partially offset by higher advertising and marketing expenses and higher personnel related costs related to supporting the increasing marketing efforts in China and increased staffing levels.

Liquidity and Capital Resources

	Year Ended December 31,
	2004	2003	2002
	(in thousands)

Net cash provided by operating activities	$9,778	$21,199	$42,185
Net cash provided by (used in) investing activities	$1,909	$(1,570)	$2,509
Net cash provided by (used in) financing activities	$2,099	$1,488	$(10,157)
Net increase in cash and cash equivalents	$13,786	$21,117	$34,537

Since our inception, we have financed our growth and cash needs largely through cash from operations, issuance of stock and borrowings. As of December 31, 2004, we had cash, cash equivalents and short-term investments of $102.8 million. Our cash balances are held in numerous locations throughout the world. Most of the amounts held outside the United States could be repatriated to the United States, but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. In certain countries, foreign exchange limitations limit the amount of cash that can be repatriated. We have accounted for the United States federal tax liability on these amounts for financial statement purposes except for foreign earnings that are considered indefinitely reinvested outside the United States. Repatriation could result in additional United States federal income tax payments in future years. Where local restrictions prevent an efficient inter-company transfer of funds, our intent is that cash balances would remain in the foreign country and we would meet United States liquidity needs through ongoing cash flows from operations, external borrowings, or both. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We expect to meet expected and unexpected cash flow needs by accessing our credit lines in the Americas, Europe and Asia Pacific.

In October 2004, the “American Jobs Creation Act of 2004” was passed.  We are currently assessing the impact of this law on our operations and expect this assessment to be completed by December 31, 2005, particularly relative to provisions on repatriation of foreign earnings.  We do not expect this act to have a material impact on our financial position or results of operations.

Operating Activities

Cash flow provided by operating activities was $9.8 million in 2004, $21.2 million in 2003 and $42.2 million in 2002. The decrease in net cash provided by operations in 2004 compared to 2003 resulted primarily from the loss from continuing operations incurred of $12.4 million from continuing operations in 2004 compared to income from continuing operations of $7.3 million in 2003 as well as an increase in inventory partially offset by a large increase in accounts payable and accrued promotional expenses. The decrease in net cash provided by operations in 2003 compared to 2002 resulted primarily from lower earnings in 2003 compared to 2002 as well as an increase in accounts receivable and inventory partially offset by an increase in accounts payable.

Accounts receivable increased $22.4 million to $153.2 million at December 31, 2004 from $130.8 million at December 31, 2003 due to a 4.1% increase in net sales over 2003 and days sales outstanding increased to 46 days at December 31, 2004 compared to 41 days at December 31, 2003. Accounts receivable increased $21.7 million to $130.8 million at December 31, 2003 from $109.1 million at December 31, 2002 primarily due to a 21.0% increase in net sales over 2002. Days sales outstanding improved to 41 days at December 31, 2003 compared to 44 days at December 31, 2002. We currently do not factor our receivables. As of December 31, 2004 we had no major collection or billing problems that had not already been accounted for in our allowance for doubtful accounts. Payment terms vary by geographic location and in some cases a cash discount option is offered in addition to the standard payment terms. We have not materially changed our payment terms or delinquency policies between 2002 and 2004.

Inventories increased $22.4 million to $148.2 million at December 31, 2004 compared to $125.8 million at December 31, 2003. The increase was primarily due to the build up of inventory to meet our higher level of sales in 2004 compared to 2003 as well as selling through higher cost inventory. As a result, our inventory turns decreased to seven times during 2004 from eight times during 2003. Inventories increased $7.5 million to $125.8 million at December 31, 2003 compared to $118.3 million at December 31, 2002. The increase was primarily due to the build up of inventory to meet our higher level of sales in 2003 compared to 2002. Despite the increase in inventory levels, our inventory turns improved to eight times during 2003 from seven times during 2002.

Accounts payable increased approximately $47.6 million to $281.6 million at December 31, 2004 compared to $234.0 million at December 31, 2003. The increase was largely due to the increase in inventory balances and timing of our payments to our suppliers. Accounts payable increased approximately $17.7 million to $234.0 million at December 31, 2003 compared to $216.3 million at December 31, 2002. The increase was largely due to the increase in inventory balances and timing of our payments to our suppliers.

Investing Activities

Cash flow provided by investing activities was $1.9 million and $2.5 million in 2004 and 2002, respectively compared to cash flow used in investing activities of $1.6 million in 2003. The primary reason for the variance between periods was the timing of sales and purchases of investments and the impact of discontinued operations.

Financing Activities

Cash flow provided by financing activities was $2.1 million and $1.5 in 2004 and 2003, respectively compared to cash flow used in financing activities of $10.2 million in 2002. The primary reason for the variance between 2004 and 2003 was the higher increase of net bank borrowings in 2004 compared 2003 to fund operations in Asia Pacific. The primary reason for the variance between 2003 and 2002 was the net increase of bank borrowings in 2003 compared to a net decrease of bank borrowings in 2002 to fund operations in Asia Pacific. The variance was also due to the issuance of common stock, preferred stock and warrants in 2002.

Contractual Obligations and Commitments

At December 31, 2004, we had contractual obligations and commercial commitments of $71.2 million as shown in the table below. The table below excludes obligations related to accounts payable and accrued liabilities incurred in the ordinary course of business.

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
		(in thousands)

Operating lease obligations	$4,016	$1,725	$2,276	$15	$—
Bank borrowings	3,529	3,529	—	—	—
Subordinated notes payable (1)	48,619	1,707	46,912	—	—
Preferred stock mandatory redemption	15,000	—	15,000	—	—
Total	$71,164	$6,961	$64,188	$15	$—

(1) Includes interest payable of $1.7 million and $3.9 million for the respective periods presented above.

Credit Facilities

Effective March 16, 2005, we renewed our $50.0 million line of credit with CIT Group/Business Credit, Inc. with a new $60.0 million credit line that expires in March 2008. Advances bear interest at the prime rate plus 0.75% (5.9% at December 31, 2004) with interest payable monthly. As of December 31, 2004 and 2003, there was no outstanding balance on the line of credit. All advances under the agreement are collateralized by substantially all of the assets of ViewSonic America. In June 2004, ViewSonic Europe Limited entered into a $20.0 million line of credit facility with Burdale Financial Limited. This line of credit is secured by trade receivables and inventory of ViewSonic Europe Limited. Advances bare interest at Libor plus a margin. There were no borrowings against this facility as of December 31, 2004. Certain of our other international subsidiaries also have separate lines of credit, which are secured by certain of their assets. As of December 31, 2004 and 2003, an aggregate of $3.5 million and $1.5 was outstanding under these credit facilities.

Off-Balance Sheet Arrangements

At December 31, 2004 and 2003, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Seasonality

The market for our products historically has experienced seasonal shifts in demand due to changes in buying patterns by our customers. Buying patterns vary geographically, and the impact on our operating results in a given period may vary depending on our actual or anticipated level of activity in the relevant region. We generally experience a decline in net sales from the first quarter to the second quarter of each year and we tend to experience the highest net sales in the fourth quarter of the year due to a strong buying season in the fourth quarter by large wholesale distribution partners and retailers due to the holiday season in the Americas. For the years 2003 through 2004, the average range of decline in net sales from the first quarter to the second quarter has been 10.8%. Our seasonality is moderated through slightly different seasonal variations in the three regions.

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
Critical Accounting Policies and Estimates

General

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue Recognition and Promotional Expenses

Revenues are recognized when products are shipped and risk of loss is transferred, evidence of an arrangement exists, the price is fixed or readily determinable, and collectability is probable. We extend rights of return to our customers, which are accrued for based on estimated future returns determined by using estimates and historical experience.

We record estimated reductions to revenue for customer and distributor programs and incentive offerings, including price protection, rebates, promotions, other volume-based incentives and expected returns. Future market conditions and product transitions may require us to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Additionally, certain incentive programs require us to estimate, based on historical experience, the number of customers who will actually redeem the incentive.

In accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), we estimate our promotions based on our historical experience and consider these sales allowances reasonably estimable and as such we record these sales allowances as a reduction of our revenue in our statement of operations. We offer sales allowance programs, which can generally be categorized as rebates, price protection and other "meet the competition" discounts (i.e., discounts offered to meet our competition's prices on comparable products). We consider these sales incentives to be an adjustment of the selling price to our customers. In accordance with EITF 01-9, we recognize the maximum potential liability for our sales promotions in our statement of operations unless the estimated liability can be reduced based on relevant historical experience. We monitor our various sales incentive programs by customer on a monthly basis and assess the adequacy of our accruals for such programs as necessary. Over the past three years, such programs have averaged 9.1% of our net sales per year. Therefore, if our estimates were understated by 1% for 2004, the negative impact to our net sales would approximate $12.2 million. As a percentage of net sales, sales allowances increased by 2.3% from 7.7% in 2003 to 10.0% in 2004 largely due to a reduction in the number of sales allowances offered during the LCD product shortage period in 2003.

We estimate returns allowances based upon our historical experience. With regard to returns, the primary factors affecting our estimates include the estimated return rate and the number of units shipped that still have a specified right of return as of the balance sheet date. During the last three years, our customer returns have approximated 2.2% of net sales.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is determined using an analysis to determine whether the balance of the account sufficiently adjusts the accounts receivable balance to its net realizable value. The analysis consists of applying a historical write-off percentage against the accounts receivable aging balance to determine whether the allowance for doubtful accounts balance is sufficient to cover expected future write-offs. We maintain an allowance for all customers based on a variety of factors, including the length of time receivables are past due, trends in overall rating of the total portfolio, macroeconomic conditions, significant one-time events and historical experience. Also, we record additional allowance for individual accounts when we become aware of a customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, our estimates of the recoverability of receivables would be further adjusted. If our estimates for future bad debts are higher than recorded, this could result in higher bad debt expenses.

Historically our allowance for doubtful accounts has represented less than 3.0% of our gross receivables and the only significant past losses or write-offs have resulted from customer bankruptcies. We monitor customer credit limits on a monthly basis and review historical payment history. As of December 31, 2004, we had recorded $153.2 million in net accounts receivable and our write-offs subsequent to that date have been in line with our historical experience.

Inventory Valuation

Our inventory is stated at the lower of cost or market. Adjustments to inventory are made via specific identification for estimated excess, obsolete or impaired balances, to reflect inventory at the lower of cost or market. Factors influencing these adjustments include: changes in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if any of these factors differ from our estimates.

If we are unable to properly monitor and manage our sales channel inventory and maintain an appropriate level and mix of products with our customers, we may experience inventory losses. On a monthly basis, we review the amount of inventory in the various sales channels, sales forecasts, and historical trends such as sell through activity as well as price trends and other relevant data. Based upon this market information, we adjust our related inventory values. Major changes in inventory values usually relate to technological changes and market acceptance of new products, which are difficult to predict. Our inventory write-downs as a percentage of cost of sales have averaged approximately 1% for the years ended December 31, 2004, 2003 and 2002.

We have short-term purchase commitments for materials and supplies as part of the normal course of business. Any commitments to purchase inventory at above-market prices have been reserved. The total amount reserved under these commitments was $0 million and $3.4 million as of December 31, 2004 and 2003, and is included as part of other accrued expenses.

Promotional Pricing Incentives from our Vendors

We receive promotional pricing incentives from several of our product vendors. The amount of the pricing incentives is based on the volatility of the price on our key product components and the quantity of historical purchases of these components from such vendors. The pricing incentives have no impact on future component purchases from these vendors. We record the reimbursement from our vendors for these promotional pricing incentives when we are released of the legal liability for the payment of the product purchases by our vendors. Promotional pricing incentives from our vendors totaled $3.9 million, $0 and $0 in 2004, 2003, and 2002, respectively.

Warranty Provision

We provide product warranty programs on a worldwide basis that vary in term from 12 to 36 months. The length of the warranty period and the specific warranty coverage are based on the type of product. We accrue for estimated warranty costs at the time the product is sold, and such amounts are based upon historical experience. The historical data that determines the warranty accrual and the overall estimate of the warranty reserve includes the following key factors: net cost of repair (repair costs less reimbursements from suppliers), defective rates, and total number of products under warranty. If our estimates for net cost of repair and defective rates are higher than recorded, this could result in higher future warranty expenses.

Prior to late 2001, we internally managed our warranty program; however, our program costs were greater than the amount we were reimbursed by our contract manufacturers. In late 2001, we introduced the supplier managed repair program, or SMRP, under which we outsourced our repair process. The program has reduced our overall costs for warranty repair. In late 2001, we also increased our collection efforts with regard to reimbursements from our contract manufacturers, which decreased our warranty reserve. Under SMRP, warranted units are repaired by third-party repair centers, who are able to utilize their operating efficiencies to perform our warranty repairs at a lower cost than we have historically been able. The repair centers are directly reimbursed by our contract manufacturers. As a result, our average cost of warranty repairs were lower in 2003 than in 2002 and were lower in 2004 than in 2003. Further, the SMRP was adopted retroactively and, therefore, we were able to reduce our warranty reserve in 2002 and decrease our warranty expense accrual, resulting in a benefit of $13.3 million in 2002. Warranty expense has averaged 1% of net sales over the past two years.

Patent Litigation Expenses

There are certain claims against us that are related to patent infringement cases. We accrue for these claims whenever we determine an unfavorable outcome is probable. The amount of the accrual is estimated based on each individual claim, including past history with the vendor and type of claim.

Long-Term Investments

For our publicly-traded investments, we follow SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and accounts for such investments as available for sale. Unrealized gains (losses) are recorded in other comprehensive income, net of tax. Any realized gains (losses) are recorded in other income (expense) and cost is determined by specific identification.

We account for our investments in privately-held companies under the cost method. When events dictate, we perform an impairment analysis to determine whether the loss, if any, is other than temporary. During 2004, 2003 and 2002 we recorded impairment losses of $4.3 million, $3.7 million and $0, respectively. In determining whether an impairment exists, our impairment policy is to evaluate the latest financial operating results of the investment, review projections on a discounted cash flow model and perform an overall analysis of our original cost. The actual amount of impairment is based on the difference between the discounted cash flows versus the recorded value. Our investments in privately-held companies were valued at $2.4 million, $4.7 million and $16.4 million as of December 31, 2004, 2003 and 2002, respectively. We are under no contractual obligation to provide additional funding to these privately-held companies and do not exercise significant influence over them.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates to the differences between financial statement carrying amounts and the income tax basis of assets and liabilities. Income taxes, which would be due upon the repatriation of foreign subsidiary earnings, have not been provided where the undistributed earnings are considered indefinitely invested. We record a valuation allowance when it is more likely than not that the deferred income tax asset will not be realized. Loss contingencies resulting from tax audits or certain tax positions are accrued when the potential loss can be reasonably estimated and where occurrence is probable.

In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the "Act").  The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions of the Act.  As such, we are not in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the United States.  We are currently conducting an evaluation of the effects of the repatriation provisions of the Act and will complete this evaluation by December 31, 2005.  We do not expect the Act to have a material impact on our financial position or results of operations.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which revises SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) requires fair value recognition of stock option grants in the income statement as an expense and is effective for the first interim and annual reporting period that begins after June 15, 2005.  This pronouncement would become effective for us as of the third quarter of 2005 and may have a material impact on our operating results.  We are in the process of evaluating the impact of this pronouncement the financial statements and how it may change the way we provide incentive compensation to our employees in the future.

Factors that May Affect Our Business and Financial Results

Our revenues and profitability can fluctuate from period to period and are often difficult to predict for particular periods due to factors beyond our control.

Our results of operations for any quarter or year are not necessarily indicative of results to be expected in future periods. Please see Item 8 "Financial Statements and Supplementary Data" for quarterly financial information for 2004 and 2003. Our operating results have historically been, and are expected to continue to be, subject to quarterly and yearly fluctuations as a result of a number of factors, including:
  The introduction and market acceptance of new technologies, products, and services;
  Variations in product costs and the mix of products sold;
  The size and timing of customer orders, which, in turn, will often depend upon the success of our customers’business or specific products or services;
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

As a percentage of net sales, selling, general and administrative expenses represent 11.4% and 12.6% for the years ended December 31, 2004 and 2003, respectively. We expect sales, general and administrative expenses to continue to increase in absolute dollars as we continue to support our operations, launch our new products and protect our business interests. Additionally, because we typically recognize a substantial portion of our revenues in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any revenue shortfalls. If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, it would negatively impact our financial results.

 Our failure to anticipate changes in the supply of product components or customer demand may result in excess or obsolete inventory that could adversely affect our gross margins.

Inventory purchases are based upon future demand forecasts. These forecasts are based upon assumptions about future demand which might prove to be inaccurate. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing prices of product components, rapidly changing technology and customer requirements or an increase in the supply of products in the marketplace, we could be required to write-down our inventory and our gross margins could be adversely affected.

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

We generated 44.7% of our total net sales to customers outside of the United States and other Americas during 2004. Sales to these customers outside of the United States and other Americas subjects us to a number of risks associated with conducting business outside of the United States and other Americas, including the following:
  International economic and political conditions;
  Unexpected changes in, or impositions of, legislative or regulatory requirements;
  Increases or decreases in the U.S. dollar as compared to other currencies;
  Inadequate local infrastructure;
  Delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions;
  Transportation delays;
  Longer payment cycles;
  Tax laws (including U.S. taxes on foreign operations);
  Foreign currency exchange rates;
  Imposition of additional taxes and penalties; and
  The burdens of complying with a variety of foreign laws.
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

We sell our products through wholesale distributors such as Ingram Micro, Tech Data Corporation and Synnex Corporation and national retailers such as Comp USA, Inc. We expect that a majority of our net sales will continue to come from sales to a small number of wholesale distributors and national retailers for the foreseeable future. We have no minimum purchase commitments or long-term contracts with any of these customers. The wholesale distributors and retailers could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that wholesale distributors and retailers pay for our products are subject to negotiation and could change frequently. If any of our major wholesale distributors or retailers change their purchasing patterns or refuse to pay the prices that we set for our products, our net sales and operating results could be negatively impacted. If our wholesale distributors and retailers increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised. In addition, because our accounts receivable are concentrated within a small group of wholesale distributors and retailers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow.

If we do not effectively manage our sales channel inventory and product mix, we may incur costs associated with excess inventory or lose sales from having too few products or the wrong mix of products.

If we are unable to properly monitor, control and manage our sales channel inventory and maintain an appropriate level and mix of products with our customers and within our sales channels, we may incur increased and unexpected costs associated with our inventory. We generally allow wholesale distributors and retailers to return a limited amount of our products in exchange for other products. Under our price protection policy, subject to certain conditions, if we reduce the list price of a product, we issue a credit in an amount equal to the reduction for each of the products held in inventory by our wholesale distributors and retailers. If our wholesale distributors and retailers are unable to sell their inventory in a timely manner, we may under our policy lower the price of the products, or these parties may exchange the products for newer products. If we improperly forecast demand for our products we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. If these events occur, we could incur increased expenses associated with writing off excessive or obsolete inventory or lose sales and therefore suffer declining gross margins.

The average selling price of our products typically decreases rapidly over the life of the product, which negatively affects our gross margins.

The market in which we compete is subject to technological advances with yearly new product releases and price competition. As a result, the price at which we can sell our products typically declines over the life of the product. The price at which a product may be sold is generally referred to as the average selling price. For example, the average selling price of our CRT monitors declined approximately 7.5% from 2003 to 2004 and although the average selling price of our LCD monitors increased approximately 1.1% from 2003 to 2004 due to a mix shift to larger size screens. Of the total product units sold for 2004, CRT monitors accounted for 45.8%, LCD monitors accounted for 40.3%, and other products accounted for 13.9% as compared to 48.5%, 42.4%, and 9.2%, respectively, for 2003. In order to sell products that have a declining average selling price and still maintain our gross margins, we need to continually reduce our product costs. To manage product-sourcing costs, we must collaborate with our contract manufacturers to engineer the most cost-effective design for our products. In addition, we must carefully manage the price paid for components used in our products. We must also successfully manage our freight and inventory holding costs to reduce overall product costs. We also need to continually introduce new products with higher sales prices and gross margins in order to maintain our overall gross margins. If we are unable to manage the cost of older products or successfully introduce new products with higher gross margins, our net sales will decrease and our gross margins will decline.

We depend on third-party contract manufacturers to manufacture our products. If these contract manufacturers experience any delay, disruption or quality control problems in their operations, we could lose market share and revenues, and our reputation may be harmed.

All of our products are manufactured, assembled, tested and packaged by contract manufacturers. We rely on several contract manufacturers to procure components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single contract manufacturer. Our contract manufacturers are primarily located in mainland China, Taiwan, and Thailand and may be subject to disruption by earthquakes, typhoons and other natural disasters, as well as political, social or economic instability. We do not have any long-term contracts with any of our third-party contract manufacturers. All of our contracts with our contract manufacturers are terminable by either party with 90 days notice for any reason or no reason. Our four largest contract manufacturers in 2004 were Delta Electronics, Inc, Techview International Technology Inc., Coretronic Corporation and Jean Co. Ltd. The loss of the services of any of our primary contract manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming.

Our reliance on contract manufacturers also exposes us to the following risks over which we have limited control:

  Our reliance on contract manufacturers also exposes us to the following risks over which we have limited control:
  Inability to procure key required components for our finished products to meet our customer’s demand
  Unexpected increases in manufacturing and repair costs;
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

  Identify demand trends in the business and home display markets and quickly develop manufacture and sell products that satisfy these demands;
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

We have an investment portfolio that includes a variety of investments. In most cases, we do not attempt to reduce or eliminate our market exposure on these investments. We could incur losses related to the impairment of these investments, which could result in charges to net earnings. Some of our investments are in public and privately-held companies that are still in the start-up or development stage, which have inherent risks because the technologies or products they have under development are typically in the early stages and may never become successful. Furthermore, the values of our investments in publicly-traded companies are subject to significant market price volatility. We often couple our investments in technology companies with a strategic commercial relationship. Our commercial agreements with these companies may not be sufficient to allow us to obtain and integrate such products and services into our offerings or otherwise benefit from the relationship, and third parties, including competitors, may subsequently acquire these companies. Economic weakness could further impact our investment portfolio. Our investments in privately-held companies were valued at $2.4 million as of December 31, 2004. For the years ended December 31, 2004, 2003 and 2002, we recorded impairments on our public and private- securities investments of $4.3 million, $3.7 million and $0, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our financial market risk arises from fluctuations in foreign currencies. A majority of our net sales, expense and capital purchasing activities are transacted in U.S. Dollars. However, we do enter into these transactions in other currencies, primarily the Euro and certain other Asian currencies. Our net sales and purchasing transactions denominated in currencies other than the U.S. Dollar are subject to exchange rate fluctuations and could potentially negatively impact our financial results.

We have significant European net sales denominated in the Euro. Product shipping, and selling, general and administrative costs associated with a portion of these sales are U.S. Dollar-denominated. During 2004, the Euro-to-U.S. Dollar foreign currency exchange rate strengthened against the U.S. Dollar increasing 9.8% on an average annual basis compared to the average in 2003. The strengthening of the Euro positively impacted our 2004 net sales and income from operations by $5.4 million and $4.0 million, respectively, assuming all other factors remain constant. We currently estimate that a 10% change in value of the Euro-to-U.S. Dollar exchange rates could impact net sales by $5.5 million. The ultimate impact of future changes to these and other currency exchange rates on 2005 net sales, income from operations, net income, equity, and comprehensive income is not determinable at this time.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders
ViewSonic Corporation
Walnut, California

We have audited the accompanying consolidated balance sheets of ViewSonic Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 25, 2005

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
(Amounts in thousands, except share amounts)

ASSETS	2004	2003
CURRENT ASSETS:
Cash and cash equivalents	$100,497	$86,828
Short-term investments	2,268	3,687
Trade receivables—net	153,159	130,773
Other receivables	7,296	5,439
Inventories	148,224	125,767
Deferred income taxes	9,665	11,592
Prepaids and other current assets	3,095	4,709
Income taxes receivable	559	123
Current assets of discontinued operations (Note 17)	1,769	5,959
Total current assets	426,532	374,877
PROPERTY, PLANT AND EQUIPMENT—Net	15,163	14,931
LONG-TERM INVESTMENTS	7,072	13,704
GOODWILL	1,347	1,347
OTHER ASSETS—Net	8,369	2,672
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS (Note 17)	40	7,398
TOTAL	$458,523	$414,929
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank borrowings	$3,529	$1,475
Accounts payable	281,609	234,018
Accrued promotional expenses	30,267	15,779
Accrued warranty expense	17,365	14,567
Other accrued expenses	18,702	17,930
Current liabilities of discontinued operations (Note 17)	3,656	9,366
Total current liabilities	355,128	293,135
SUBORDINATED NOTES PAYABLE—Related party	43,000	43,000
DEFERRED INCOME TAXES	—	590
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS (Note 17)	—	1,441
CONVERTIBLE MANDATORILY REDEEMABLE PREFERRED STOCK	13,428	12,056
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value:
Authorized—600,000,000 shares at December 31, 2004 and 2003
Outstanding—353,959,176 and 353,897,749 shares at December 31, 2004 and 2003, respectively	3,540	3,539
Additional paid-in capital	92,149	92,105
Accumulated deficit	(45,754)	(28,125)
Accumulated other comprehensive loss	(2,968)	(2,812)
Total stockholders' equity	46,967	64,707
TOTAL	$458,523	$414,929

The accompanying notes are an integral part of these consolidated financial statements.

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Amounts in thousands, except per share information)

	2004	2003	2002

Net sales	$1,104,333	$1,060,691	$876,121
Cost of sales	995,177	918,561	739,799
Gross profit	109,156	142,130	136,322
Selling, general and administrative expenses	126,121	133,820	108,216
(Loss) income from operations	(16,965)	8,310	28,106
Other income (expense)—net:
Interest expense	(2,473)	(2,297)	(2,614)
Other income—net	3,724	3,655	7,664
Other income—net	1,251	1,358	5,050
(Loss) income from continuing operations before income taxes	(15,714)	9,668	33,156
(Benefit) provision for income taxes	(3,293)	2,333	11,500
(Loss) income from continuing operations	(12,421)	7,335	21,656
Loss from discontinued operations (Note 17)	(5,989)	(2,853)	(2,465)
Net gain on disposal of discontinued operations, net of tax (Note 17)	2,153	—	—
Net (loss) income	(16,257)	4,482	19,191
Preferred stock accretion	(1,372)	(1,229)	(1,078)
Net (loss) income available to common stockholders	$(17,629)	$3,253	$18,113
Basic (loss) earnings per share
Continuing operations	$(0.04)	$0.02	$0.06
Discontinued operations (Note 17)	$(0.02)	$(0.01)	$(0.01)
Gain on disposal of discontinued operations	$0.01	$—	$—
Total basic (loss) earnings per share	$(0.05)	$0.01	$0.05
Diluted (loss) earnings per share
Continuing operations	$(0.04)	$0.02	$0.06
Discontinued operations	$(0.02)	$(0.01)	$(0.01)
Gain on disposal of discontinued operations	$0.01	$—	$—
Total diluted (loss) earnings per share	($0.05)	$0.01	$0.05
Basic weighted average shares outstanding	353,917	353,891	353,322
Diluted weighted average shares outstanding	353,917	358,538	362,344

The accompanying notes are an integral part of these consolidated financial statements.

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Amounts in thousands, except for share information)
					Accumulated
			Additional		Other	Total	Comprehensive
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Income
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	(Loss)
BALANCE—January 1, 2002	351,966,108	$3,520	$73,315	$(49,491)	$(504)	$26,840

Comprehensive income (loss):
Net income				19,191		19,191	$19,191
Other comprehensive loss—net of tax:
Foreign currency translation					(348)	(348)	(348
Unrealized holding losses on marketable securities—less realized gains					(982)	(982)	(982)
Comprehensive income							$17,861
Preferred stock accretion				(1,078)		(1,078)
Issuance of common stock and warrants	1,919,717	19	8,967	—	—	8,986
BALANCE—December 31, 2002	353,885,825	3,539	82,282	(31,378)	(1,834)	52,609
Comprehensive income:
Net income				4,482		4,482	$4,482
Other comprehensive income (loss)—net of tax:
Foreign currency translation					223	223	223
Unrealized holding losses on marketable securities—less realized gains					(1,201)	(1,201)	(1,201)
Comprehensive income							$3,504
Stockholders’ complaint settlement (Note 10)			9,810			9,810
Preferred stock accretion				(1,229)		(1,229)
Issuance of common stock	11,924	—	13	—	—	13

BALANCE—December 31, 2003	353,897,749	3,539	92,105	(28,125)	(2,812)	64,707
Comprehensive loss:
Net loss				(16,257)		(16,257)	$(16,257)
Other comprehensive income (loss)—net of tax:
Foreign currency translation					706	706	706
Unrealized holding losses on marketable securities—less realized gains					(862)	(862)	(862)
Comprehensive loss							$(16,413
Preferred stock accretion				(1,372)		(1,372)
Issuance of common stock	76,595	1	44			45
Recission of common stock (Note 16)	(15,168)	—	—	—	—	—
BALANCE—December 31, 2004	353,959,176	$3,540	$92,149	$(45,754)	$(2,968)	$46,967

The accompanying notes are an integral part of these consolidated financial statements.

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Amounts in thousands)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income from continuing operations	$(12,421)	$7,335	$21,656
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,555	3,463	5,223
Loss on disposal of property, plant and equipment	75	103	844
Provision for doubtful accounts	(257)	1,228	618
Loss (gain) on sale and impairment of long-term investments	2,773	3,666	(5,839)
Deferred income taxes	(3,235)	(735)	7,988
Stockholders' complaint settlement	—	9,810	—
Other	—	—	(206)
Changes in operating assets and liabilities:
Trade receivables—net	(22,215)	(22,913)	(4,189
Other receivables	(1,858)	1,832	7,757
Inventories	(22,567)	(7,509)	(11,666)
Prepaids and other current assets	1,112	1,800	(383)
Accounts payable	47,516	17,715	34,999
Accrued promotional and other expenses	16,540	1,080	3,240
Accrued warranty expense	2,833	388	(15,359)
Income taxes payable/receivable	(2,073)	3,936	(2,498)
Net cash provided by operating activities	9,778	21,199	42,185
CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of property, plant and equipment	(2,981)	(2,751)	(2,535)
Purchases of long-term investments	—	(214)	(4,392)
Proceeds on sale of long-term investments	2,716	4,504	10,019
(Purchases) sales of short-term investments	1,419	(3,687)	2,076
Discontinued operations	755	578	(2,659)
Net cash provided by (used in) investing activities	1,909	(1,570)	2,509
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	38,932	30,551	27,732
Payments on bank borrowings	(36,878)	(29,076)	(42,891)
Proceeds from issuance of common stock	45	13	2
Proceeds from issuance of preferred stock and warrants	—	—	5,000
Net cash provided by (used in) financing activities	2,099	1,488	(10,157)
NET INCREASE IN CASH AND CASH EQUIVALENTS	13,786	21,117	34,537
CASH AND CASH EQUIVALENTS—Beginning of year	86,828	65,641	31,219
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(117)	70	(115)
CASH AND CASH EQUIVALENTS—End of year	$100,497	$86,828	$65,641
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid (refund) for:
Interest	$2,234	$2,034	$2,264
Income taxes	$2,365	$(1,887)	$4,654
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY— Unrealized holding (losses) gains in 2004, 2003 and 2002 for investments available for sale, net of tax of $(625), $(801), and $812, respectively	$(2,159)	$(623)	$1,027
Acquisition of a long-term investment in 2002	$—	$—	$1,000
The accompanying notes are an integral part of these consolidated financial statements.

VIEWSONIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.  Organization and Business

ViewSonic Corporation, a Delaware corporation, and subsidiaries (the "Company"), was incorporated in 1987. The Company is a leading global provider of visual display technology, including CRT monitors, LCD displays, projectors, plasma displays, HDTV technology and the latest in mobile products including wireless monitors.

Headquartered in Walnut, California, the Company has subsidiaries with operations in the United States, Taiwan, China, Japan, Singapore, Hong Kong, Australia, the United Kingdom, France and Germany.

2.  Summary of Significant Accounting Policies

Principles of Consolidation—The Company's consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and elimination of all significant intercompany accounts and transactions.

Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash, Cash Equivalents and Short-Term Investments—Cash and cash equivalents include currency on hand and time deposits with original maturities of less than three months.

Short-term investments represent time deposits with original maturities of more than three months but less than one year.

Trade Receivables—Net—Trade receivables, net include an allowance for doubtful accounts of approximately $5,327,000, $4,192,000 and $2,787,000 as of December 31, 2004, 2003 and 2002, respectively. The allowance amount is determined by specific review of the receivable aging balances.

Other Receivables—This balance includes related party receivables (see Note 9) and other receivables.

Inventories—Inventories consist primarily of finished goods and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method of accounting. The Company writes down its inventory for estimated lower of cost or market, obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. Other factors influencing these write downs include: rapid technological changes, product life cycle and product pricing. The Company evaluates its inventory on a monthly basis and makes necessary adjustments. Inventory write downs totaled, $9,800,000, $9,500,000, and $20,000 in 2004, 2003, and 2002, respectively.

Property, Plant and Equipment—Net—Depreciation is provided for on the straight-line method over the estimated useful lives of the assets, 3 to 30 years. Amortization of leasehold improvements is over the lesser of the lease term or useful life of the improvement.

The Company's property, plant and equipment are recorded at cost and include significant expenditures that increase the asset lives. Ordinary maintenance and repairs are charged to operations as incurred. When assets are sold or otherwise disposed of, the recorded cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized.

Long-Term Investments—The Company's long-term investments include both publicly traded and privately-held companies. None of the Company's investments represent ownership of more than 20% in the various companies. For the Company's publicly traded investments, the Company follows SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and accounts for such investments as available for sale. Unrealized holding gains/losses are recorded in other comprehensive loss, net of tax. Any realized gains/losses are recorded in other income/expense and cost is determined by specific identification. The Company accounts for its privately-held company investments under the cost method. When events dictate, the Company performs an impairment analysis to determine whether the loss, if any, is other than temporary. Private and public securities investment impairments totaled $4,310,000, $3,631,000, and $0 in 2004, 2003, and 2002, respectively. In determining if an impairment exists, the Company's impairment policy is to evaluate the latest actual financial operating results, review projections on a discounted cash flow model and perform an overall analysis of the Company's original cost. The actual amount of impairment is based on the difference between the discounted cash flows versus the recorded value.

License Agreements—The Company accounts for its license agreements in accordance with the guidelines in Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SFAS No. 86 requires capitalized software costs to be amortized using the greater of the ratio of current gross revenues to anticipated future gross revenues or the straight-line method over the remaining economic life. In addition, the Company monitors the capitalized license costs to ensure the costs are stated at their net realizable value. The capitalized software is purchased from the Company's vendors for inclusion in the Company's new products. The Company believes the software is incidental to its products.

Income Taxes—Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates to the differences between financial statement carrying amounts and the income tax basis of assets and liabilities. Income taxes, which would be due upon the repatriation of foreign subsidiary earnings, have not been provided where the undistributed earnings are considered indefinitely invested. The Company records a valuation allowance when it is more likely than not that the deferred income tax asset will not be realized.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the "Act").  The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions of the Act.  As such, the Company is not in a position to decide on whether, and to what extent, the Company might repatriate foreign earnings that have not yet been remitted to the United States.  The Company is currently conducting an evaluation of the effects of the repatriation provisions of the Act and will complete this evaluation by December 31, 2005.  The Company does not expect the Act to have a material impact on its financial position or results of operations.

Promotional Pricing Incentives from our Vendors—The Company receive promotional pricing incentives from several of its product vendors. The amount of the pricing incentives is based on the volatility of the price on its key product components and the quantity of historical purchases of these components from such vendors. The pricing incentives have no impact on future component purchases from these vendors. The Company records the reimbursement from its vendors for these promotional pricing incentives when the Company is released of the legal liability for the payment of the product purchases by its vendors. Promotional pricing incentives from its vendors totaled $3,900,000, $0 and $0 in 2004, 2003, and 2002, respectively.

Patent Litigation Expenses— There are certain claims against the Company related to patent infringement cases. The Company accrues for these claims whenever it determines an unfavorable outcome is probable. The amount of the accrual is estimated based on each individual claim, including past history with the vendor and type of claim.

Revenue Recognition, Warranty and Promotions—Revenues are recognized when products are shipped and risk of loss is transferred, evidence of an arrangement exists, the price is fixed or readily determinable, and collectability is probable. The Company extends rights of return to its customers, which are accrued for based on estimated future returns determined by using estimates and historical experience.

The Company provides a variety of warranty programs worldwide, and each program is based on the specific products. Accruals are provided for such estimated future costs at the time the product is sold, and such amounts are based upon historical experience (see Note 14).

The Company offers promotions such as rebates, price protection and other incentives to customers in the normal course of business. Accruals for these promotions are provided for based on estimates and historical experience. The cost of these promotions is netted against sales.

The Company occasionally requests that its contract manufacturers ship finished goods directly to its customers. However, the Company's primary business practice is to have finished goods delivered from its contract manufacturers directly to the Company's regional warehouses, where it is stored for eventual shipment to its customers. For vendor drop shipment sales, the Company retains title to the shipment from the time it leaves the contract manufacturer's port of choice, until the time title passes to the customer. The Company's vendor drop shipment revenue was $19,628,000, $18,300,000 and $19,800,000 in 2004, 2003, and 2002, respectively.

Advertising—Advertising costs, which include cooperative advertising, media advertising and production costs, are recorded as selling, general and administrative expenses in the period in which the advertising first takes place. Advertising costs were $27,599,000, $27,944,000 and $23,615,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Research and Development—Research and development expenses were $1,852,000, $8,158,000 and $7,662,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Other Income—Net—The other income, net account consists primarily of realized investment gains (losses), foreign currency transaction gains (losses) and other miscellaneous income. See Note 4 for realized investment gains (losses), and for transaction gains (losses), see below for more information.

Foreign Currency Translation and Transaction Gain (Loss)—The assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are translated at the exchange rates applicable at the end of the reporting year. The statements of operations and cash flows of such subsidiaries are translated at the average exchange rates during the year. Translation gains or losses are accumulated as a separate component of stockholders' equity.

The Company's net transaction gains were $5,295,000, $5,988,000, and $3,232,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock-Based Compensation—The Company accounts for employee stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Under APB Opinion No. 25, the Company does not recognize compensation expense related to employee stock options, since the options are not granted at a price below the estimated market price on the date of grant.

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, the recognition of compensation expense for employee stock-based compensation arrangements using the fair value method of accounting. The Company has elected the "disclosure only" alternative and has disclosed the pro forma net income (loss) per share amounts using the fair value method. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, the following pro forma disclosure is required.

Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, the Company's net income (loss) would have been impacted as shown in the following table for the years ended December 31:

	2004	2003	2002
Net income (loss):
As reported	$(16,257)	$4,482	$19,191
Pro forma	$(16,425)	$4,235	$18,949
Basic earnings (loss) per share:
As reported	$(0.05)	$0.01	$0.05
Pro forma	$(0.05)	$0.01	$0.05
Diluted earnings (loss) per share:
As reported	$(0.05)	$0.01	$0.05
Pro forma	$(0.05)	$0.01	$0.05

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002

Dividend yield	0%	0%
Expected volatility	0%	0%
Risk-free interest rates	4.01%	4.00%
Expected lives	4 years	4 years
Weighted-average fair value of options granted	$0.06	$0.09

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which revises SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) requires fair value recognition of stock option grants in the income statement as an expense and is effective for the first interim and annual reporting period that begins after June 15, 2005.  This pronouncement would become effective for the Company as of the third quarter of 2005 and may have a material impact on the Company operating results.  The Company is in the process of evaluating the impact of this pronouncement on the financial statements and how it may change the way the Company provides incentive compensation to its employees in the future.

Foreign Component Suppliers and Assemblers and Regulations—A significant number of products distributed by the Company are manufactured in China, Taiwan and Thailand. The purchase of goods manufactured in foreign countries is subject to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs, import and export controls, and changes in governmental policies, any of which could have a material effect on the Company's business, results of operations and financial condition. While the Company does not believe that any of these factors impact its business significantly at present, there can be no assurance that these factors will not have a material effect on the Company in the future. Any significant disruption in the delivery of merchandise from the Company's component suppliers, substantially all of whom are foreign, would also have a material impact on the Company's business, results of operations and financial condition. Currently, the majority of purchases are made in U.S. dollars.

Fair Value of Financial Instruments—The Company's financial instruments recorded on the consolidated balance sheets include cash and cash equivalents, short-term investments, trade receivables, net, other receivables, accounts payable, bank borrowings, subordinated notes payable and convertible mandatorily redeemable preferred stock. Management believes that the recorded value of such financial instruments is a reasonable estimate of their fair value, except for the fair value of subordinated notes payable, which, due to its related party nature, is not determinable.

Concentration of Credit Risk and Major Customers/Suppliers—Trade receivables, net are unsecured, and the Company is at risk to the extent such amounts become uncollectible. The Company performs credit evaluations of each of its customers and maintains allowances for potential credit losses as needed.

Two customers accounted for approximately 28%, 23% and 28% of total net sales for the years ended December 31, 2004, 2003 and 2002, respectively. These customers accounted for approximately 26% and 19% of trade receivables, net at December 31, 2004 and 2003, respectively.

Four suppliers accounted for approximately 53%, 57%, and 73% of total purchases for the years ended December 31, 2004, 2003 and 2002, respectively. These suppliers accounted for approximately 56% and 52% of accounts payable at December 31, 2004 and 2003, respectively.

3. Property, Plant and Equipment

Property, plant and equipment, net consist of the following at December 31 (in thousands):

	Useful Lives	2004	2003

Land		$4,579	$4,288
Building	30 years	5,306	5,147
Office equipment	3-5 years	20,724	19,211
Furniture and fixtures	4-5 years	5,160	4,744
Leasehold improvements	5-15 years	5,863	5,358
Construction in progress		14	56
		41,646	38,802
Accumulated depreciation and amortization		(26,483)	(23,871)
		$15,163	$14,931

The total depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002 was approximately $3,555,000, $3,463,000, and $5,223,000, respectively.

4. Long-Term Investments

The Company investment activity in other comprehensive income, net of tax, is as follows at December 31 (in thousands):

	2004	2003	2002

Beginning balance—unrealized gain	$810	$2,011	$2,993
Unrealized holding (losses) gains	(2,159)	(623)	1,027
Reclassification for realized gains	1,297	(578)	(2,009)
Ending balance—unrealized (loss) gain	$(52)	$810	$2,011

The Company's long-term investments are summarized as follows at December 31 (in thousands):

	2004 Market/ Carrying Value	Realized Gain (Loss)	2003 Market/ Carrying Value	Realized Gain (Loss)

Private securities—at cost	$2,407	$(612)	$4,685	$(4,630)
Available-for-sale equity securities—public	4,665	(2,161)	9,019	964
	$7,072	$(2,773)	$13,704	$(3,666)

	2004 Market/ Carrying Value	Unrealized Holding Gain (Loss)	2003 Market/ Carrying Value	Unrealized Holding Gain (Loss)

Available-for-sale equity securities—unrealized gains	$3,127	$913	$5,823	$1,928
Available-for-sale equity securities—unrealized (losses)	1,538	(1,000)	3,196	(453)
	$4,665	$(87)	$9,019	$1,475

	Less Than 12 months		More Than 12 months or Greater
	Market/ Carrying Value	Unrealized Holding Loss	Market/ Carrying Value	Unrealized Holding Loss

Available-for-sale equity securities—unrealized losses	$90	$(67)	$1,448	$(933)

The unrealized losses that exceed more than 12 months or greater of $933,000 were due to market-price movements. Management does not believe that any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of December 31, 2004.

5. Bank Borrowings

Effective March 16, 2005, the Company renewed its $50,000,000 line of credit with CIT Group/Business Credit, Inc. with a new $60,000,000 credit line that expires in March 2008. Advances bear interest at the prime rate plus 0.75% (5.9% at December 31, 2004) with interest payable monthly. As of December 31, 2004 and 2003, there was no outstanding balance on the line of credit. All advances under the agreement are collateralized by substantially all of the assets in the domestic subsidiary.  Under the agreement, the domestic subsidiary is subject to various restrictive covenants, which, among other things, limit dividends (not to exceed $250,000 per year without the consent of the CIT Group), capital expenditures and executive compensation and require the domestic subsidiary to maintain a minimum earnings before interest, taxes, depreciation and amortization amount. The Company is not required to comply with the restrictive covenants when borrowing capacity exceeds $15,000,000.

A foreign subsidiary has line-of-credit facilities with various financial institutions that are secured by certain assets of that subsidiary. These credit facilities allow cash advances, letters of credit and bank guarantees. During the year 2004, the cash advances bore interest at rates ranging from 2.2% to 2.6%. At December 31, 2004 and 2003, there were outstanding cash advances of approximately $3,529,000 and $1,475,000, respectively. At December 31, 2004, the borrowing limit was approximately $23,000,000.

In June 2004, ViewSonic Europe Limited entered into a $20,000,000 line of credit facility with Burdale Financial Limited. This line of credit is secured by trade receivables and inventory of ViewSonic Europe Limited. Advances bear interest at Libor plus a margin. There were no borrowings against this facility as of December 31, 2004.

6. Income Taxes

The provision (benefit) for income taxes consists of the following for the years ended December 31 (in thousands):

	2004	2003	2002

Current:
Federal	$(92)	$921	$—
State	(83)	760	1,447
Foreign	117	1,010	848
Total current	(58)	2,691	2,295
Deferred:
Federal	(2,131)	(1,237)	9,816
State	(310)	102	123
Foreign	(794)	777	(734)
Total deferred	(3,235)	(358)	9,205
	$(3,293)	$2,333	$11,500

The components of deferred tax assets (liabilities) are as follows at December 31 (in thousands):

	2004	2003

Deferred tax assets
Current:
Reserves	$8,448	$7,747
Accruals	1,858	2,955
State taxes	18	277
Unrealized foreign exchange loss	(420)	(87)
Other	241	700
Sub-Total	10,145	11,592
Valuation Allowance	(480)	—
Total current	9,665	11,592
Non-current:
Net operating loss carryforwards	7,944	2,445
Depreciation and amortization	790	1,619
Foreign tax credit carryforwards	1,811	1,129
Other	2	—
Non-current — unrealized loss on securities	35	—
Subtotal	10,582	5,193
Valuation allowance	(3,217)	(3,024)
Total noncurrent	7,365	2,169
Deferred tax liabilities
Non-current — unrealized gain on securities	—	(590)
Net deferred tax assets	$17,030	$13,171

The valuation allowance of $3,697,000 and $3,024,000 as of December 31, 2004 and 2003, respectively, is primarily for the deferred tax assets generated from non-U.S. entities. These deferred tax assets may not be realizable due to the uncertainty of whether future taxable income will be generated from these non-U.S. entities. The increase in the valuation allowance was largely due to the losses sustained in jurisdictions where no tax benefit can be provided.

For federal income tax purposes, the Company has a net operating loss carryforward of $12,358,000 at December 31, 2004. This net operating loss carryforward will expire in 2025, if not utilized. The Company also has net operating loss carryforwards in various states totaling $22,509,000 at December 31, 2004, which results in a deferred tax asset of $876,000. These net operating loss carryforwards begin to expire in 2010.

In addition, the Company had approximately $7,751,000 of non-U.S. net operating loss carryforwards at December 31, 2004. The majority of the non-U.S. net operating loss carryforwards relate to operations of subsidiaries in countries permitting indefinite carryforward of losses. Generally, a valuation allowance is provided when it is more likely than not that the deferred income tax asset will not be realized.

Income (loss) before taxes attributable to foreign operations was $(4,527,000), $17,940,000 and $6,753,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

A reconciliation of the Company's (benefit) provision for income taxes to the U.S. federal statutory rate is as follows for the years ended December 31 (in thousands):

	2004 Amount	%	2003 Amount	%	2002 Amount	%

Provision (benefit) for income taxes at statutory rate	$(5,500)	(35.0)%	$3,383	35.0%	$11,604	35.0%
Nondeductible items	222	1.4	3,434	35.5	72	0.2
Change in valuation allowance	673	4.3	(4,289)	(44.4)	(639)	(1.9)
State taxes—net of federal benefit	(256)	(1.6)	560	5.8	1,021	3.1
Permanent and other items, including foreign income taxed at different rates	1,568	10.0	(755)	(7.8)	(558)	(1.7)

	$(3,293)	(20.9)%	$2,333	24.1%	$11,500	34.7%

7. Convertible Mandatorily Redeemable Preferred Stock

Series A Stock—On April 14, 2000, the Company entered into a Series A Preferred Stock and Warrant Purchase Agreement (the "Agreement") with a U.S.-based high-tech company (the "Investor") providing for an investment of up to $50,000,000 in the Company by the Investor in exchange for 18,382,353 shares of Series A convertible mandatorily redeemable convertible preferred stock and warrants. The $50,000,000 would be paid to the Company based on the achievement of certain milestones as defined in the Agreement.

On April 14, 2000, all conditions were met for the first closing and, in exchange for $10,000,000, the Company issued 3,676,471 shares of Series A convertible mandatorily redeemable convertible preferred stock, par value of $0.001 per share (the "Series A Stock"). Each share of Series A Stock could be converted into one share of common stock or redeemed for cash on the redemption dates. In connection with such issuance, the Company granted to the Investor warrants (collectively, the "warrants") to purchase an additional 18,382,353 shares of Series A Stock with an exercise price of $2.72 per share. The warrants were immediately exercisable. The Company recorded these warrants at their estimated fair market value of $987,000.

The redemption price for each share of Series A Stock was an amount in cash equal to $3.81 (as adjusted for any stock splits, stock dividends, recapitalizations and similar transactions) plus all declared but unpaid dividends on the Series A Stock for a portion of the shares on March 31, 2003 and the remaining shares on March 31, 2004. Accordingly, the Company was accreting the value of the Series A Stock from its initial value of $9,013,000 to the redemption price $14,007,000.

As the milestones were not achieved, the Investor was not obligated to purchase additional shares of Series A Stock and, upon execution of the Series B Preferred Stock Exchange and Warrant Purchase Agreement, the obligations of the parties under the Agreement were extinguished.

Series B and C Stock—On January 10, 2002, the Company entered into a Series B Preferred Stock Exchange and Warrant Purchase Agreement (the "Exchange Agreement") with the Investor. Under the Exchange Agreement, the Investor contributed an additional $5,000,000, bringing the total cash contributed to $15,000,000. The exchange was made for the 3,676,471 shares of Series A Stock originally issued and the related warrants. As consideration for the exchange, the Company issued to the Investor 7,500,000 shares of Series B convertible mandatorily redeemable convertible preferred stock, par value of $.001 per share (the "Series B Stock"). Each share of Series B Stock is convertible into one share of common stock or redeemable for cash for $2.00 per share on January 10, 2006. In connection with such issuance, the Company granted to the Investor 3,300,000 Interest Warrants and 7,500,000 Valuation Warrants to purchase Series C non-redeemable convertible preferred stock (par value of $.001 per share). The Interest Warrants vest on January 10, 2006, or following the completion of a qualified initial public offering, and have an exercise price of $.01 per share. The Valuation Warrants were immediately vested and have an exercise price of $2.00 per share. As of December 31, 2004 and 2003, a total of 18,000,000 shares of Series C preferred stock were authorized, and no shares were issued or outstanding.

In accordance with applicable accounting guidance, the exchange was accounted for as an extinguishment of the Series A Stock and related warrants. The exchange resulted in no gain or loss, as the fair value of the consideration provided to the Investor was equal to the carrying value of the extinguished instruments. The Series B Stock was recorded at its fair value of $9,750,000, and the Interest and Valuation Warrants were valued at $7,479,000. The Company is accreting the value of the Series B Stock from its initial value of $9,750,000 to the redemption price of $15,000,000. Such accretion totaled $1,372,000, $1,229,000 and $1,078,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Investor currently holds 100% of the outstanding shares of Series B Stock and, consequently, has a representative observing all meetings of the Board of Directors of the Company (the "Board") but has no voting rights on the Board of Directors.

The Investor is entitled to dividends payable when and if declared by the Board. The dividends would be cumulative and would be paid prior to payment of any dividend with respect to the common stock. No dividends were declared for the years ended December 31, 2004, 2003 and 2002.

The following is a summary of the Series B Stock as of December 31 (in thousands):

	2004	2003

Series B convertible preferred stock:
Authorized—12,500,000 shares at December 31, 2004 and 2003
Issued and outstanding—7,500,000 shares at December 31, 2004 and 2003 (liquidation preference of $2.60 per share)	$13,428	$12,056

8. Stockholders' Equity

A portion of the Company's retained earnings is restricted based on certain regulations governing a subsidiary in Taiwan. The total amount of restricted retained earnings was approximately $2,640,000 and $2,640,000 at December 31, 2004 and 2003, respectively.

In 2002, the Company issued 1,917,017 shares of common stock in connection with the acquisition of a business and a long-term investment.

9. Related Party Transactions

The Company sells inventory to several related parties, which include a company where an officer is related to the principal stockholder. Net sales to these related parties were approximately $24,692,000, $28,808,000, and $27,209,000 for the years ended December 31, 2004, 2003, and 2002, respectively. The Company had receivables of approximately $1,531,000 and $2,750,000 from these related parties at December 31, 2004 and 2003, respectively, which are included in other receivables.

At December 31, 2004, the Company had subordinated notes payable to its principal stockholder and related entities. The subordinated notes payable is not callable until the expiration date, April 12, 2008. The amounts outstanding at December 31, 2004 and 2003 are $43,000,000. The interest rates on the subordinated notes payable was 3.97% for the years ended December 31, 2004, 2003 and 2002, respectively. Interest expense related to this amount totaled $1,712,000, $1,707,000, and $1,707,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

10. Commitments and Contingencies

Lease Commitments—The Company leases certain facilities under lease agreements that expire at various dates through 2008. One lease provides for a five-year renewal option with accompanying cost-of-living rent increases. Commitments under the lease agreements also provide for the payment of property taxes, insurance, utilities and maintenance costs. The following is a schedule of future minimum lease payments required under these operating leases (in thousands):

Year Ending December 31

2005	$1,725
2006	1,488
2007	788
2008	15
Thereafter	-
$4,016
Total rental expense for the years ended December 31, 2004, 2003, and 2002 was approximately $2,819,000, $2,788,000 and $2,565,000, respectively.

Litigation—The Company is involved in various legal matters in the normal course of its business. Management believes that the ultimate outcome of such matters will not have a material adverse effect on the accompanying consolidated financial statements.

During the fourth quarter of 2003, the Company in conjunction with the principal stockholder settled a complaint through the transfer of 9,000,000 shares from the principal stockholder to certain other stockholders. The value of the shares transferred was $9,810,000, and it has been reflected as a selling, general and administrative expense and a capital contribution by the principal stockholder.

Services Agreements—In 1999, the Company entered into a services agreement with a logistics supplier. The agreement provides for warehousing, shipping and freight services. The amount to be paid is based on the level of services provided as defined in the agreement. For the years ended 2004, 2003, and 2002, the expense was approximately $3,493,000, $3,642,000, and $3,494,000, respectively.
During 2000, the Company entered into a services agreement with a repair service provider. The amount to be paid is based on the level of services provided as defined in the agreement. For the years ended December 31, 2004, 2003, and 2002, the expense was approximately $1,571,000, $1,871,066 and $2,202,000, respectively.

Purchase Commitments—The Company has purchase commitments for materials and supplies as part of the normal course of business. The total outstanding commitment under an agreement for supply production of component parts was $0 and $678,000 as of December 31, 2004 and 2003, respectively. Commitments to purchase inventory at above-market prices have been reserved. The total amount reserved under these commitments is $0 and $3,364,000 as of December 31, 2004 and 2003, respectively and is included as part of other accrued expenses.

Other Agreements—The Company had a licensing agreement for embedded software with a U.S.-based high-tech company. The total outstanding commitment under this licensing agreement is $0 and $1,051,000 as of December 31, 2004 and 2003, respectively.

11. 401(k) Retirement Plan

The Company has a 401(k) plan (the “401(k) Plan”) for its eligible domestic employees. Employer contributions made to the 401(k) Plan during the years ended December 31, 2004, 2003, and 2002 were $1,011,000, $958,000 and $646,000, respectively.

12. Stock Options

In June 2004, the Company established a 2004 Equity Incentive Plan (the “2004 EIP”). Under terms of the 2004 EIP, officers, members of the Board and certain other employees may be granted options to purchase the Company’s common stock at the estimated fair market value on the date the option is granted. As of December 31, 2004, no options were granted under 2004 EIP. It is expected that options granted under the 2004 EIP will vest over three or four years.  All options may be exercised for up to 10 years from the date of grant. As the Company's common stock is not publicly-traded, the fair market value will be determined by the Board based upon various factors and information including valuations which may be performed, from time to time, by an independent appraiser.

In April 1999, the Company established a stock option plan (the “Plan”). Under terms of the Company's Plan, officers, members of the Board and certain other employees may be granted options to purchase the Company's common stock at the estimated market price on the date the option is granted. Options granted through April 30, 2002 vest over four years. Options granted on or after May 1, 2002 vest over three years. All options may be exercised for up to 10 years from the date of grant. The fair market value was determined by the Company based in part on valuations performed by an independent appraiser in connection with the issuance of the options.

Presented below is a summary of the Plan's activity for the years shown:

	Options	Weighted- Average Price	Options Exercisable	Weighted- Average Exercise Price

Balance—December 31, 2001	25,203,775	$1.03	12,009,897	$1.03
Granted	4,505,980	$1.22
Granted	64,000	$1.36
Exercised	(2,700)	$1.00
Canceled	(3,651,364)	$1.02
Balance—December 31, 2002	26,119,691	$1.07	15,368,651	$1.04
Granted	12,080,206	$1.09
Exercised	(11,924)	$1.03
Canceled	(5,924,970)	$1.05
Balance—December 31, 2003	32,263,003	$1.08	18,221,149	$1.05
Granted	—	$0.00
Exercised	(76,595)	$1.04
Canceled	(4,296,915)	$1.07
Balance—December 31, 2004	27,889,493	$1.08	20,196,260	$1.06

The following table summarizes information for options outstanding at December 31, 2004:

Range of Prices	Options Outstanding	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Options Exercisable

$1.00	14,825,141	5.17	$1.00	13,575,968
$1.09	8,625,498	8.43	$1.09	3,793,768
$1.30	2,513,211	7.33	$1.30	1,894,267
$1.36	1,925,643	5.46	$1.36	932,257

13. Business Segments

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has three reportable segments: Americas, Europe and Asia Pacific. The Company believes these segments do not meet the economically similar criteria requirements of SFAS No. 131, and, therefore, are separate reportable segments. The Company sells similar products in the local markets, including CRT displays, LCD displays, projectors, plasma displays, HDTV technology and the latest in mobile products including wireless monitors. The types and class of customers, primarily distributors and retailers, are also similar across the product lines. The Company has two major products—visual displays (CRT and LCD computer monitors) and other products. Both products are sold to all of its markets. The Company's other products combined make-up 13.9% of units sold in 2004 9.2% in 2003, and 1.8% in 2002.

The following segment financial information is for the years ended December 31 (in thousands):

	2004	2003	2002

Net sales:
Americas	$610,644	$665,450	$613,090
Europe	237,727	179,909	126,009
Asia Pacific	255,962	215,332	137,022
	$1,104,333	$1,060,691	$876,121
Income (loss) from operations:
Americas	$(9,510)	$6,320	$24,498
Europe	(502)	9,010	3,346
Asia Pacific	(6,953)	2,790	262
Stockholders' complaint settlement (Note 10)	—	(9,810)	—
	$(16,965)	$8,310	$28,106
Assets:
Americas	$244,954	$255,956	$271,600
Europe	101,194	73,621	43,685
Asia Pacific	110,566	71,995	50,067
Net assets held for sale	—	2,550	5,960
	$456,714	$404,122	$371,312
Depreciation and amortization:
Americas	$2,111	$2,146	$3,808
Europe	265	351	500
Asia Pacific	1,179	966	915
	$3,555	$3,463	$5,223
Capital additions:
Americas	$2,344	$1,984	$2,056
Europe	307	147	316
Asia Pacific	571	799	355
	$3,222	$2,930	$2,727

    The Company's goodwill is recorded in the United States. The inter-geographical sales were immaterial for the years ended December 31, 2004, 2003, and 2002. The following table summarizes the Company's net sales and long-lived assets in different geographical locations for the years ended December 31 (in thousands):

	2004	2003	2002

Net sales:
United States	$533,992	$586,204	$554,854
Taiwan	137,280	91,237	85,505
China	118,593	89,370	31,793
Others	314,468	293,880	203,969
	$1,104,333	$1,060,691	$876,121
Long-lived assets:
United States	$5,323	$5,100	$5,338
Taiwan	9,816	9,961	10,211
China	617	498	362
Others	754	719	877
	$16,510	$16,278	$16,788

14. Warranty

The Company provides product warranty programs on a worldwide basis that vary in term from 12 to 36 months. The length of the warranty period and the specific warranty coverage are based on the type of product. The Company accrues for estimated warranty costs at the time the product is sold, and such amounts are based upon historical experience. The historical data that determines the warranty accrual and the overall estimate of the warranty reserve includes the following key factors: net cost of repair (repair costs less reimbursements from suppliers), defective rates and total number of products under warranty. The following table summarizes the Company's activity in the warranty reserve for the years shown (in thousands):

	Beginning Accrued Warranty Reserve	Payments for Units Returned	Additional Warranty Expense for Units Sold	Warranty Reserve Adjustments	Ending Accrued Warranty Reserve

December 31, 2002	$29,538	$(15,036)	$12,945	$(13,268)	$14,179
December 31, 2003	$14,179	$(11,038)	$10,206	$1,220	$14,567
December 31, 2004	$14,567	$(11,290)	$13,688	$400	$17,365

The warranty reserve adjustments in 2002 reflect a reduction in the reserve mainly due to lower net repair costs as a result of moving to a supplier managed repair program in late 2001. Prior to late 2001, the Company internally managed its warranty program. In late 2001, ViewSonic introduced the supplier managed repair program, or SMRP, under which the Company outsourced its repair process. The program has reduced the Company’s overall costs for warranty repair. Under SMRP, warranted units are repaired by third-party repair centers. The repair centers are directly reimbursed by the Company’s contract manufacturers. The impact on earnings per share (basic and diluted) related to the warranty reserve adjustments totaled $0.00, $0.00 and $0.04, for the years ended December 31, 2004, 2003, and 2002, respectively.

15. Earnings Per Share

The Company presents both basic and diluted earnings (loss) per share ("EPS") amounts. Basic EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted EPS amounts are based upon the weighted-average number of common and potential common shares, including warrants outstanding during the year.

Potential common shares are excluded from the computation in periods in which they have an anti-dilutive effect. The Company uses the treasury stock method to calculate the impact of outstanding stock options. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. For 2004, due to the loss incurred by the Company, all options of 5,662,948 are excluded because they were anti-dilutive.  For 2003 and 2002, options for 4,795,000, and 2,724,000 shares, respectively, were excluded from the diluted earnings per common share calculation because they were anti-dilutive.

The basic and diluted EPS was calculated using the EITF 03-06 “Participating Securities and the Two Class Method under SFAS No. 128”. The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (amounts in thousands, except share and per share information). Amounts are for the years ended December 31 (amounts in thousands, except per share information).

	2004	2003	2002
Basic EPS:
Numerator:
(Loss) income from continuing operations (1)	$(13,793)	$6,132	$20,600
Loss discontinued operations	$(5,989)	$(2,853)	$(2,465)
Gain on disposal of discontinued operations	$2,153	$—	$—
Denominator—weighted-average shares outstanding	353,917	353,891	353,322
Basic EPS
Continuing operations	$(0.04)	$0.02	$0.06
Discontinued operations	$(0.02)	$(0.01)	$(0.01)
Gain on discontinued operations	$0.01	$0.00	$0.00
Total Basic EPS	$(0.05)	$0.01	$0.05
Diluted EPS:
Numerator:
(Loss) income from continuing operations (1)	$(13,793)	$6,132	$20,600
Loss from discontinued operations	$(5,989)	$(2,853)	$(2,465)
Gain on disposal of discontinued operations	$2,153	$—	$—
Denominator:
Weighted-average shares outstanding	353,917	353,891	353,322
Stock options (2)	—	1,373	5,746
Interest warrants (3)	—	3,275	3,275
Total shares	353,917	358,538	362,344
Diluted EPS
Continuing operations	$(0.04)	$0.02	$0.06
Discontinued operations	$(0.02)	$(0.01)	$(0.01)
Gain on discontinued operations	$0.01	$0.00	$0.00
Total Diluted EPS	$(0.05)	$0.01	$0.05

(1)
Prepared in accordance to EITF 03-06 “Participating Securities and the Two Class Method under SFAS No. 128”. The EPS calculation allocated (loss) income from continuing operations between common stock and the convertible mandatorily redeemable preferred stock.

(2)
For the years ended December 31, 2004, 2003 and 2002, options for the purchase of 5,662,948, 4,795,000 and 2,724,000 shares were excluded from the diluted earnings per share calculation for each such period because they were anti-dilutive.

(3)
For the year ended December 31, 2004, common stock issuable upon the exercise of outstanding warrants of 3,275,000 shares were excluded from the diluted earnings per share calculation because they were anti-dilutive.

16.  Rescission Shares

Recipients of certain options issued by the Company as well as purchasers of the underlying shares for which registration or qualification may have been required may had the right under the Securities Act of 1933, as amended or state securities laws to rescind their grant of options and/or purchases of shares. The Company concluded a rescission offer, as permitted under California state law, to the holders of these options and shares on June 24, 2004. Holders of options subject to the rescission were offered an amount equal to 10% of the strike price plus 7% per annum interest from the date of grant of the option. Holders of stock subject to rescission were offered 100% of the exercise price plus 7% per annum interest from the date of exercise of the option. As a result, approximately 469,000 options and 15,168 common stock shares were tendered back to and accepted by the Company and an expense of $79,000 was recorded for the rescission of these securities.

17. Discontinued Operations

On July 30, 2004, the Company completed the sale of Advance Digital Optics, Inc., or ADO, a majority-owned subsidiary and recorded a $3,257,000 gain, net of tax expense of $1,127,000. The cost basis of its investment in ADO was $4,100,000. The Company also incurred $307,000 of expenses associated with the sale. Ten percent of the gross proceeds payable to the Company, as well as ten percent from certain other principal shareholders of ADO, shall remain in an escrow for one year to afford the buyer recourse in the event of a breach of representations and warranties under the merger agreement.

During the fourth quarter of 2004, the Company made the decision to dispose of VisionBank, one of its majority-owned subsidiaries. As of December 31, 2004, the net liabilities of VisionBank were $1,847,000. The loss recorded for discontinued operations of $1,104,000 consists of goodwill impairment and write-down of fixed assets, with no tax benefit.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of these businesses are reported as discontinued operations for the periods indicated (in thousands):

Discontinued Operations	December 31, 2004	December 31, 2003	December 31, 2002
Net Sales	$10,616	$13,993	$7,923
Loss from discontinued operations (no tax benefit)	$(5,989)	$(2,853)	$(2,465)
Net gain on disposal of discontinued operations, net of tax ($1,127,000)	$2,153	$—	$—

	December 31, 2004	December 31, 2003

Current assets	$1,769	$5,959
Other assets	40	7,398
Total assets	1,809	13,357
Accounts payable and accrued expenses	3,656	9,366
Minority interest	—	1,441
Net (liabilities)/assets of discontinued operations	$(1,847)	$2,550

18. Quarterly Information

The following table sets forth for the periods indicated selected unaudited quarterly financial information for 2004 and 2003.

	Quarter Ended
	2004				2003
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands, except per share amounts)

Net sales	$292,605	$260,812	$249,020	$301,896	$264,056	$235,788	$272,091	$288,756
Cost of sales	247,804	228,935	248,184	270,254	223,198	204,890	237,800	252,673
Gross profit	44,801	31,877	836	31,642	40,858	30,898	34,291	36,083
Income (loss) from continuing operations before income taxes	14,045	(1,086)	(31,438)	2,765	9,926	1,435	6,008	(7,701)
Provision (benefit) for income taxes	3,369	(92)	(7,985)	1,415	1,818	378	1,636	(1,499)
Income (loss) from continuing operations	10,676	(994)	(23,453)	1,350	8,108	1,057	4,372	(6,202)
(Loss) from discontinued operations (2)	(1,031)	(1,293)	(426)	(3,239)	(436)	(368)	(823)	(1,226)
Gain on disposal of discontinued operations (2)	—	—	3,257	(1,104)	—	—	—	—
Net income (loss)	$9,645	$(2,287)	$(20,622)	$(2,993)	$7,672	$689	$3,549	$(7,428)
Preferred stock accretion	$327	$336	$349	$360	$289	$304	$313	$323
Net income (loss) available to common stockholders	$9,318	$(2,623)	$(20,971)	$(3,353)	$7,383	$385	$3,236	$(7,751)
Basic earnings (loss) per share (1)	$0.03	$0.00	$(0.06)	$(0.01)	$0.02	$0.00	$0.01	$(0.02)
Diluted earnings (loss) per share (1)	$0.03	$0.00	$(0.06)	$(0.01)	$0.02	$0.00	$0.01	$(0.02)

(1) Basic and diluted earnings per share are net of continuing and discontinued operations.

(2) Two of the Company’s majority-owned subsidiaries were discontinued during 2004.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

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

Based on their evaluation as of December 31, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers and Directors

    The following table sets forth the name, age as of March 1, 2005 and position of each person who serves as a ViewSonic executive officer and/or director:

Name
Executive Officers:	Age	Position
James Chu	47	Chairman of the Board and Chief Executive Officer
James A. Morlan	56	Chief Financial Officer
Robert J. Ranucci	40	Vice President, General Counsel and Secretary
Matthew W. Milne	37	President, ViewSonic Americas & Sr. Vice President, Business Development & Strategy
H.C. Ho	51	President, ViewSonic International and President, Global Products Group
Michael Holstein	52	Vice President, Advanced Solutions & Emerging Technology
Jan Jensen	42	President & Managing Director, ViewSonic Europe
Directors:
Matthew E. Massengill	44	Director
William J. Miller	56	Director
Bruce L. Stein	50	Director
Luc H. Vanhal	45	Director

James Chu founded ViewSonic and has served as our Chairman of the Board and Chief Executive Officer since our inception in 1987. From September 1986 to June 1987, Mr. Chu served as President of U.S. Operations of Behavior Tech Computer Corporation, a Taiwanese keyboard manufacturer.

James A. Morlan has served as our Chief Financial Officer since June 2000. From January 1997 to June 2000, Mr. Morlan served as Vice President of Finance of Golden Valley Foods, an operating company of ConAgra Foods, Inc., a packaged food company. Mr. Morlan holds a B.S. in Electrical Engineering from the University of Iowa.

Robert J. Ranucci has served as our Vice President, General Counsel and Secretary since July 2003. From June 2000 to June 2003, Mr. Ranucci served as our General Counsel and Secretary. From June 1995 to May 2000, Mr. Ranucci was the managing partner of the law firm of Ranucci & Ranucci in Los Angeles, California. Mr. Ranucci holds a B.A in Economics from Claremont McKenna College, and an M.A. in Economics and a J.D. from the University of Southern California.

Matthew W. Milne has served as our President of ViewSonic Americas since February 2005 and also as Senior Vice President of Business Development and Strategy since September 2004. From December 2002 to September 2004, Mr. Milne served as Senior Vice President and General Manager of Gateway Inc.'s Consumer Electronics, a computer manufacturer. From March 2000 to December 2002, Mr. Milne was President and CEO of Cameo Technologies, Inc., a spin-off brand from Western Digital Corporation. From June 1992 to March 2000, Mr. Milne held various senior-level positions at Western Digital Corporation. Mr. Milne holds a B.A. in Finance from California State University, Fullerton and an M.B.A. from California Polytechnic State University, Pomona.

Heng-Chun (“HC”) Ho has served as our President, ViewSonic International and President, Global Products Group since February 2005. From November of 2001 to October of 2004, Mr. Ho served as President & CEO of Sampo Corporation and Sampo Group, a consumer electronics and appliance manufacturer. From November of 1999 to November of 2001, Mr. Ho served as Vice Chairman & CEO of Sampo Technology Corporation. From July of 1993 to October of 1999, Mr. Ho served as Senior Vice President & General Manager of Primax Electronics Corporation. From June of 1993 to July of 1991, Mr. Ho served as Plant Manager at Qume ITT at Hsinchu Science Based Industrial Park. Mr. Ho holds a B.S. in Physics from Cultural University in Taipei.

Michael Holstein has served as our Vice President, Visual Solutions Group since October 2003. From June 2002 to September 2003, Mr. Holstein served as our Director of Supply Base Management, and from October 2001 to May 2002, he served as our Director of Product Engineering, Mobile and Wireless. From November 2000 to September 2001, Mr. Holstein served as the Vice President of Development Technology for Gateway, Inc., a computer manufacturer, and from November 1996 to October 2000, he served as Gateway's Director of Consumer Products.

Jan Jensen has served as our President and Managing Director of ViewSonic Europe, dated September 3, 2004. From February 2003 to October 2004, Mr. Jensen served as Vice President Worldwide Sales Channels for Proxim  Corporation, networking equipment company. From October 2001 to January 2003, Mr. Jensen served as Deputy Chief Operating Officer for Metro International, a global media company. From June 1999 to September 2001, Mr. Jensen served as Vice President Business to Business for Gateway, Inc., in Europe, the Middle East and Africa. From August 1996 to May 1999, Mr. Jensen was Director of International Channel Management at Siemens Computer Systems Worldwide Headquarters, a German company.  Mr. Jensen has a M.S. from Aarhus School of Business Administration.

Matthew E. Massengill has served as a member of our Board of Directors since December 2003. Since January 2000, Mr. Massengill has been the Chief Executive Officer and a director of Western Digital Corporation, a disk drive manufacturer. In November 2001, Mr. Massengill was named Chairman of the Board of Directors of Western Digital. From October 1999 to January 2000, Mr. Massengill was Chief Operating Officer, and from August 1999 to October 1999, he was Co-Chief Operating Officer of Western Digital. He previously served for more than five years in various executive capacities within Western Digital. Mr. Massengill holds a B.S. in Engineering from Purdue University.

William J. Miller has served as a member of our Board of Directors since December 2003. Mr. Miller has acted as an independent consultant to several technology companies since October 1999. From April 1996 to October 1999, Mr. Miller was Chairman of the Board of Directors and Chief Executive Officer of Avid Technology, Inc., a provider of digital tools for multimedia. Mr. Miller also served as President of Avid Technology from September 1996 through October 1999. Mr. Miller serves as a director of NVIDIA Corporation, a visual computing technology company, and Waters Corporation, a scientific instrument manufacturing company. Mr. Miller holds a B.A. and a J.D. from the University of Minnesota.

Bruce L. Stein has served as a member of our Board of Directors since June 2003. Since April 2003, Mr. Stein has served as the Co-CEO of The Hatchery LLC, which creates and develops family and kids oriented consumer products and entertainment. From September 2001 to April 2003, Mr. Stein served as a consultant and director of Avalon Digital Systems, Inc. From October 1999 to September 2001, Mr. Stein served as a consultant and a director of Radical Communications, Inc., a messaging solution provider, which was acquired by Avalon Digital Systems, Inc. Mr. Stein served in various positions at Mattel, Inc., a manufacturer of toy products, from August 1996 to March 1999, including President, Mattel Worldwide, Chief Operating Officer and as a director. From August 1995 to August 1996, Mr. Stein was Chief Executive Officer of Sony Interactive Entertainment Inc., a subsidiary of Sony Computer Entertainment America Inc. At various times between January 1995 to June 1998, Mr. Stein was a consultant to DreamWorks SKG, a motion picture company, Warner Bros. Entertainment, an entertainment company, and Mandalay Entertainment, a film production company. From January 1987-1994 Mr. Stein served as President of Kenner Products, Inc. Mr. Stein holds a B.A. from Pitzer College in Claremont and an M.B.A. from the University of Chicago.

Luc H. Vanhal has served as a member of our Board of Directors since June 2003. Since August 2004, Mr. Vanhal has served as Chief Financial Officers of Belkin Corporation, a provider of connectivity solutions. From January 2001 to April 2004, Mr. Vanhal served as President and Chief Operating Officer of Vivendi Universal Games, Inc., a global developer, publisher and distributor of multi-platform interactive entertainment. Mr. Vanhal also served as Chief Financial Officer from February 1999 to January 2001. From June 1990 to February 1999, Mr. Vanhal held several positions at The Walt Disney Company, including Chief Financial Officer for the Worldwide Consumer Products Division from 1997 to 1999. Mr. Vanhal holds a B.A. and an M.B.A. from the University of Leuven, Belgium.

There are no family relationships among any ViewSonic executive officers or directors.

Identification of Audit Committee and Financial Expert

ViewSonic maintains an Audit Committee consisting of directors Messrs. Miller, Stein and Vanhal. Mr. Vanhal serves as the Audit Committee Chairperson. All members of our Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards and under applicable SEC rules and regulations).  SEC regulations require ViewSonic to disclose whether our Board of Directors has determined that a director qualifying as a "financial expert" serves on ViewSonic’s Audit Committee. ViewSonic’s Board of Directors has determined that Mr. Miller qualifies as a "financial expert" within the meaning of such regulations.

Board of Director Nomination Procedures

Stockholders who wish to communicate with the Board may do so by sending written communications addressed to the Secretary of ViewSonic Corporation at 381 Brea Canyon Road, Walnut, CA 91789. All communications will be compiled by our Secretary and submitted to the Board or the individual directors on a periodic basis.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and greater than ten percent beneficial owners of our stock to file reports of ownership and changes in ownership with the SEC. Directors, executive officers and greater than ten percent stockholders are required by SEC regulations to furnish ViewSonic with copies of all Section 16(a) reports they file.

Based solely on its review of the copies of the Forms 3, 4 and 5 filed by or received from its reporting persons (or written representations received from such persons), ViewSonic believes that each of its directors, executive officers and greater than ten percent beneficial owners of its stock during 2004 complied with all filing requirements applicable to such persons, except Mr. Jensen who filed a Form 3 late.

Code of Ethics

    ViewSonic has adopted a Code of Ethics and Business Conduct, or the Code, applicable to all of its Board members, employees and executive officers, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer). ViewSonic has made the Code available on its website at www.viewsonic.com/companyinfo/governance.htm.

    ViewSonic intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding (1) any amendments to the Code, or (2) any waivers under the Code relating to ViewSonic’s Chief Executive Officer and Chief Financial Officer by posting such information on its website at www.viewsonic.com/companyinfo/governance.htm.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

  The following table sets forth the compensation information for our Chief Executive Officer and three most highly compensated executive officers whose salary and bonus for 2004 were in excess of $100,000 plus one former executive officer, who are collectively referred to as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)	Securities Underlying Options	All Other Compensation ($)

James Chu Chairman of the Board and Chief Executive Officer	2004 2003	300,000 275,000	47,213 98,106	— —	— —	4,898(1) 4,498(2)
James A. Morlan Chief Financial Officer	2004 2003	254,038 237,500	43,280 95,519	— —	— 600,000	7,637(3) 6,224(4)
Robert Moon (5) Chief Information Officer	2004 2003	199,500 190,000	20,242 40,757	— —	— 225,000	5,698(6) 5,008(7)
Christopher M. Franey (8) Former President, ViewSonic Americas	2004 2003	418,854(9) 421,250(12)	162,023 168,768	767,781(10) 158,670(13)	— 600,450	20,038(11) 4,741(14)
Michael Holstein Vice President, Advanced Solutions & Emerging Technology	2004 2003	200,004 171,682	18,730 6,198	— —	— 392,352	5,672(15) 4,651(16)

(1) Includes $4,694 discretionary contributions made to a 401(k) Savings Plan and $204 for insurance-related benefits.
(2) Includes $4,294 discretionary contributions made to a 401(k) Savings Plan and $204 for insurance-related benefits.
(3) Includes $7,433 discretionary contributions made to a 401(k) Savings Plan and $204 for insurance-related benefits.
(4) Includes $6,020 discretionary contributions made to a 401(k) Savings Plan and $204 for insurance-related benefits.
(5) Mr. Moon resigned as Chief Information Officer in February 2005.
(6) Includes $5,494 discretionary contributions made to a 401(k) Savings Plan and $204 for insurance-related benefits.
(7) Includes $4,804 discretionary contributions made to a 401(k) Savings Plan and $204 for insurance-related benefits.
(8) Mr. Franey resigned as President, ViewSonic Americas in February 2005.
(9) Includes salary of $269,129 and car and housing allowance of $149,725.
(10) Includes $93,385 relocation and tax gross-up of $674,396 related to income earned by Mr. Franey in 2004, but paid to Mr. Franey in 2005.
(11) Includes $4,670 discretionary contributions made to a 401(k) Savings Plan, $204 for insurance-related benefits and $15,164 in connection with tax preparation.
(12) Includes salary of $263,750 and a car and housing allowance of $157,500.
(13) Includes a tax gross-up of $158,670 related to income earned by Mr. Franey in 2003, but paid to Mr. Franey in 2004.
(14) Includes $4,537discretionary contributions made to a 401(k) Savings Plan and $204 for insurance-related benefits.
(15) Includes $5,468 discretionary contributions made to a 401(k) Savings Plan and $204 for insurance-related benefits.
(16) Includes $4,447 discretionary contributions made to a 401(k) Savings Plan and $204 for insurance-related benefits.

Director Compensation

Non-employee members of our Board of Directors receive a retainer fee of $30,000, the chairman of each committee receives $10,000 and each committee member receives $3,000 per year. During 2004, (a) Mr. Massengill received $46,000 and computer equipment with an equivalent value of $653, (b) Mr. Miller received $48,170 and computer equipment with an equivalent value of $1,144 and (c) each of Messrs. Stein and Vanhal received $46,000.

Stock Option Grants and Exercises

No options were granted to the Named Executive Officers during 2004.

Aggregated Option Exercises During 2004 and Option Values at December 31, 2004

The following table presents the number and value of securities underlying unexercised options that are held by, each of the Named Executive Officers as of December 31, 2004.  No options were exercised during 2004 by such individuals.

Amounts shown under the column "Value of Unexercised In-the-Money Options at December 31, 2004" are based on a price of $1.09 per share, which was the fair market value of shares of our common stock on December 31, 2004, (based upon the per share price of $1.09, as determined by the Board of Directors on May 1, 2003, in connection with a grant of stock options on May 1, 2003), without taking into account any taxes that may be payable in connection with the transaction, multiplied by the number of shares underlying the option, less the exercise price payable for these shares.

	Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised In-the-Money Options at December 31, 2004
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

James Chu	—	—	—	—
James A. Morlan	1,050,000	300,000	$67,500	—
Robert Moon	568,750	156,250	41,063	$3,938
Christopher M. Franey	1,414,624	300,266	100,296	—
Michael Holstein	276,912	233,088	7,266	2,422

Employment Agreements

Jan Jensen

    We entered into an employment agreement with Jan Jensen, the President and Managing Director of ViewSonic Europe, dated September 3, 2004.  Mr. Jensen commenced employment with us on October 18, 2004. Under the terms of his agreement with us, Mr. Jensen has an annualized base salary of Euro 240,000 and is also entitled to a variable compensation bonus that is targeted at Euro 120,000, if Mr. Jensen achieves goals related to the bonus as determined by the Board of Directors. Mr. Jensen was given a signing bonus of Euro 15,000 and a car allowance of Euro 2,300 per calendar month. If Mr. Jensen’s employment is terminated or he resigns within twelve months of his start date, he must repay ViewSonic the entire amount of the signing bonus. Mr. Jensen also received a pension equal to 10% of his base salary. In connection with his agreement, ViewSonic agreed to grant Mr. Jensen, subject to approval by the Compensation Committee of the Board of Directors, an option to purchase 500,000 shares of Common Stock of ViewSonic at the current fair market value of ViewSonic’s shares at the time of grant. The option vests 25% on the date of grant and the remainder vests on a pro rata basis over 3 years, such that on the third anniversary of the grant date of the option grant, the shares shall be fully vested.

    Matthew W. Milne

    We entered into an agreement with Matthew W. Milne, the President of ViewSonic Americas and Senior Vice President, Business Development and Strategy, dated February 22, 2005. Under the terms of his agreement with us, Mr. Milne has an annualized base salary of $310,800.  If Mr. Milne’s employment is terminated by ViewSonic for any reason other than gross misconduct, Mr. Milne shall be entitled to receive at least three months of salary continuation in addition to the number of months of salary continuation under our standard guidelines.

Compensation Committee Interlocks and Insider Participation

During 2004, our Compensation Committee was comprised of Messrs. Massengill, Stein and Vanhal.  None of our executive officers serve as members of the board of directors or compensation committee of any entity that has one or more executive officers who serve on our Board of Directors or Compensation Committee. No interlocking relationship exists between our Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Transactions

The following table presents information regarding the ownership of our common stock and preferred stock as of March 15, 2005 by:

• Each director;
• Each of the named executive officers;
• All of our directors and executive officers as a group; and
• All of those known by us to be beneficial owners of more than five percent of our common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, or SEC, and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of common stock subject to options exercisable within 60 days of March 1, 2005. These shares are not deemed outstanding for purposes of computing the percentage ownership of each other person. Percentage of beneficial ownership is based on 361,459,176 shares of our common stock and preferred stock outstanding as of March 1, 2005. Unless otherwise indicated, the address of each of the individuals and entities listed below is c/o ViewSonic Corporation, 381 Brea Canyon Road, Walnut, California, 91789.

		Shares Beneficially Owned
Name and Address of Beneficial Owner	Shares Issuable Pursuant to Options Exercisable Within 60 days of March 1, 2005	Number	Percent

Directors and Named Executive Officers
James Chu (1)	—	311,969,998	86.3%
Matthew E. Massengill	125,000	125,000	*
William J. Miller	125,000	125,000	*
Bruce L. Stein	125,000	125,000	*
Luc H. Vanhal	125,000	125,000	*
James A. Morlan	1,050,000	1,050,000	*
Robert Moon (2)	600,000	600,000	*
Christopher M. Franey (3)	1,414,624	1,421,624	*
Michael Holstein	290,368	290,368	*
All directors and executive officers as a group (13 persons)	4,058,520	316,035,518	86.5%
5% Stockholders
Keypoint Investments, L.P. (4)	—	58,831,542	16.3%

*  Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)    Includes 58,831,542 shares held by Keypoint Investments, L.P., a California limited partnership. Mr. Chu and his wife, Lily Chu, are general partners of Keypoint Investments, L.P.
(2)    Mr. Moon resigned as Vice President, Information Service in February 2005.
(3)    Mr. Franey resigned as President, ViewSonic Americas in February 2005.
(4)    Mr. Chu and his wife, Lily Chu, are general partners of Keypoint Investment, L.P.

Stockholder Approval of Stock Plans

    Information regarding our stockholder approved stock plans is included under Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities— Equity Compensation Plan Information” and is incorporated by reference here.

Item 13. Certain Relationships and Related Transactions

Notes Payable

As of December 31, 2004, we had outstanding a subordinated note payable to James Chu, our Chairman of the Board and Chief Executive Officer, and Keypoint Investments, L.P., a California limited partnership, of which Mr. Chu and his wife, Lily Chu, are the general partners, in the aggregate principal amount of $43.0 million. The subordinated notes are due on April 12, 2008 and no payments were made against the principal amount in 2004 or 2003. The interest rate on the subordinated notes was 3.97% per annum for 2004, 2003, and 2002, respectively. Interest expense related to the subordinated notes was $1.7 million for 2004, 2003 and 2002, respectively.

Related Party Sales

We have entered into non-exclusive distribution agreements with ASI Corp., a privately-held company located in Fremont, California pursuant to which ASI Corp. distributes a full range of our products. The prices charged to ASI Corp. are consistent with the prices we charge to our other distribution customers. Mr. Chu's sister and her husband own 100% of the stock of ASI Corporation. Net sales to ASI Corporation were $24.7 million, $28.8 million, and $27.2 million for 2004, 2003, and 2002, respectively. We had an account receivable balance of $1.5 million and $2.8 million from ASI Corp. at December 31, 2004 and 2003, respectively, which are included in other receivables. We believe that the distribution agreements with ASI Corp. were in our best interests and on terms no less favorable to us than could be obtained from unaffiliated third parties.

Investor Rights Agreement

We, Mr. Chu and certain other preferred stockholders have entered into an agreement, pursuant to which these stockholders have registration rights with respect to their shares of common stock.

Employment Agreements

Please see Item 11. "Executive Compensation—Employment Agreement" for a description of our employment agreements.

We believe that the above transactions were in our best interests and on terms no less favorable to us than could be obtained from unaffiliated third parties.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. The agreements require us to indemnify such individuals for certain liability to which they may be subject as a result of their affiliation with us, to the fullest extent permitted by Delaware law.

Transactions Between Stockholders

In December 2003, Mr. Chu, our Chief Executive Officer and the Chairman of our Board of Directors, transferred 9,000,000 shares of ViewSonic common stock held by him to certain investors who had purchased our common stock in 2000. At the same time, we entered into an agreement with these stockholders providing for certain registration rights as described above under "Investor Rights Agreement." In connection with these transactions, the investors provided a release to ViewSonic and Mr. Chu of alleged claims of misrepresentation, breach of contract and breach of fiduciary duty arising out of their previous purchase of common stock. Mr. Chu did not receive any compensation from ViewSonic in connection with these transactions.

Item 14. Principal Accountant Fees and Services

Fees of Deloitte & Touche LLP

        The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of ViewSonic’s annual financial statements for 2004 and 2003, and fees billed for all other services rendered by Deloitte & Touche LLP.

	Year Ended December 31,
	2004	2003
	(in thousands)
Audit fees	$861,782	$550,975
Tax services	598,975	476,818
Total fees	$1,460,756	$1,027,794

    The Audit Committee has determined that the rendering of the services other than audit services by Deloitte & Touche LLP is compatible with maintaining Deloitte & Touche’s independence.

Audit Committee Pre-Approval Policy

Section 10A(i)(1) of the Exchange Act requires that all services to be performed by ViewSonic’s independent registered public accounting firm be approved in advance by the Audit Committee of the Board of Directors, subject to certain exceptions relating to non-audit services accounting for less than five percent of the total fees paid to its independent registered public accounting firm which are subsequently ratified by the Audit Committee, or the De Minimus Exception. In addition, pursuant to Section 10A(i)(3) of the Exchange Act, the Audit Committee has established procedures by which the Chairperson of the Audit Committee may pre-approve such services provided the Chairperson report the details of the services to the full Audit Committee at its next regularly scheduled meeting. None of the audit-related or non-audit services described above were performed pursuant to the De Minimus Exception during the periods in which the pre-approval requirement has been in effect.

Part IV
Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements.

The following documents are included as Part II, Item 8 of this Annual Report on Form 10-K:

(2) Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts

The following table summarizes our activity in the promotional allowances as of December 31 (in thousands):

	2004	2003	2002
Accrued Promotional Expenses (1)
Balance, beginning of	$15,779	$20,930	$20,635
Additions to allowance	85,872	81,650	79,575
Deductions net of recoveries	(71,384)	(86,801)	(79,280)
Balance, end of period	$30,267	$15,779	$20,930

(1)  Consists of promotional expenses as described below:

    (a)    Our gross sales and cost of sales are adjusted for our estimate of future returns in our statement of operations. The returns reserve represents the estimated returns-related gross profit for future returns that still have an expected right of return.
    (b)     Account development funds (cooperative advertising and marketing funds) presented in SG&A on the income statement.
    (c)     Freight allowance presented in cost of sales within the income statement.

Accrued promotional expenses excludes certain sales allowance expense net of off-invoice discounts, cash discounts and miscellaneous allowances which are recorded against accounts receivable.

The following table summarizes the Company's activity in the accounts receivable allowance as of December 31 (in thousands).

	2004	2003	2002
Allowance for Doubtful Accounts
Balance, beginning of	$4,192	$2,787	$6,073
Additions to allowance	(257)	1,228	618
Deductions net of recoveries	1,392	177	(3,904)
Balance, end of period	$5,327	$4,192	$2,787

(3) Exhibits.

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2005.

VIEWSONIC CORPORATION
By: /s/ James Chu
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James Chu and James A. Morlan, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES CHU	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 29, 2005
James Chu

/s/ JAMES A. MORLAN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2005
James A. Morlan

/s/ MATTHEW E. MASSENGILL	Director	March 29, 2005
Matthew E. Massengill

/s/ WILLIAM J. MILLER	Director	March 29, 2005
William J. Miller

/s/ BRUCE L. STEIN	Director	March 29, 2005
Bruce L. Stein

/s/ LUC H. VANHAL	Director	March 29, 2005
Luc H. Vanhal

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Amended and Restated Bylaws.
4.1(3)	Reference is made to Exhibits 3.1 and 3.2.
4.2(4) +	1999 Stock Plan.
4.3(5) +	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 Stock Plan.
4.4(6)	Specimen Stock Certificate.
4.5(7) +	2004 Equity Incentive Plan and form of Stock Option Agreement.
10.1(8)	Form of Indemnity Agreement.
10.2(9)	Amended and Restated Investor Rights Agreement, dated December 5, 2003.
10.3(10)	Subordinated Promissory Note, issued to James Chu, dated December 1, 2001.
10.4(11)	Subordinated Promissory Note, issued to Keypoint Investments, L.P., dated December 1, 2001.
10.5(12)	Financing Agreement between ViewSonic Corporation and The CIT Group/Business Credit Inc., dated December 18, 2001.
10.6	Second Amendment to Financing Agreement by and between ViewSonic Corporation and The CIT Group/Business Credit Inc., dated March 16, 2005.
10.7	Letter Agreement by and between ViewSonic Corporation and The CIT Group/Business Credit Inc., dated March 16, 2005.
10.8(13)	Build to Suit Industrial Lease between ViewSonic Corporation and Catellus Development Corporation, dated June 25, 1996.
10.9(14)	First Amendment to Lease between ViewSonic Corporation and Catellus Development Corporation, dated December 18, 1998.
10.10(15)	Second Amendment to Lease between ViewSonic Corporation and Catellus Development Corporation, dated March 6, 2002.
10.11(16)	Facility Agreement between ViewSonic Europe Limited and Burdale Financial Limited, dated June 24, 2004.
10.12(17)	Deed of Debenture among ViewSonic Europe Limited, others as Chargors and Burdale Financial Limited, dated June 24, 2004.
10.13(18)	Pledge Agreement between ViewSonic Europe Limited and Burdale Financial Limited, dated June 24, 2004.
10.14(19)	Third Party Pledgeholder Agreement among ViewSonic Europe Limited, Burdale Financial Limited and Furness Logistics B.V., dated June 24, 2004.
10.15(20) +	Director's Service Agreement, by and between Jan Jensen and ViewSonic, dated September 8, 2004.
10.16+	2005 Non-Employee Director Cash Compensation Policy
10.17+	Matthew W. Milne's Offer Letter dated February 22, 2005.
21.1	List of Registrant's Subsidiaries
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (See page 58).
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

+Management contract, compensatory plan or arrangement.

(1)  Incorporated by reference to Exhibit 3.1 to ViewSonic Corporation's Registration Statement on Form 10, as amended (000-50730), filed with the Securities and Exchange Commission on April 29, 2004, amended on July 25, 2004 and August 27, 2004.
(2)  Incorporated by reference to Exhibit 3.2 to ViewSonic Corporation's Registration Statement on Form 10, as amended (000-50730), filed with the Securities and Exchange Commission on April 29, 2004, amended on July 25, 2004 and August 27, 2004.
(3)  Incorporated by reference to Exhibit 4.1 to ViewSonic Corporation's Registration Statement on Form 10, as amended (000-50730), filed with the Securities and Exchange Commission on April 29, 2004, amended on July 25, 2004 and August 27, 2004.
(4)  Incorporated by reference to Exhibit 4.2 to ViewSonic Corporation's Registration Statement on Form 10, as amended (000-50730), filed with the Securities and Exchange Commission on April 29, 2004, amended on July 25, 2004 and August 27, 2004.
(5) Incorporated by reference to Exhibit 4.3 to ViewSonic Corporation's Registration Statement on Form 10, as amended (000-50730), filed with the Securities and Exchange Commission on April 29, 2004, amended on July 25, 2004 and August 27, 2004.
(6) Incorporated by reference to Exhibit 4.4 to ViewSonic Corporation's Registration Statement on Form 10, as amended (000-50730), filed with the Securities and Exchange Commission on April 29, 2004, amended on July 25, 2004 and August 27, 2004.
(7) Incorporated by reference to Exhibit 99.2 to ViewSonic Corporation's Registration Statement on Form S-8 (333-118775) filed with the Securities and Exchange Commission on August 16, 2004.
(8)  Incorporated by reference to Exhibit 10.1 to ViewSonic Corporation's Registration Statement on Form 10, as amended (000-50730), filed with the Securities and Exchange Commission on April 29, 2004, amended on July 25, 2004 and August 27, 2004.
(9)  Incorporated by reference to Exhibit 10.2 to ViewSonic Corporation's Registration Statement on Form 10, as amended (000-50730), filed with the Securities and Exchange Commission on April 29, 2004, amended on July 25, 2004 and August 27, 2004.
(10)  Incorporated by reference to Exhibit 10.3 to ViewSonic Corporation's Registration Statement on Form 10, as amended (000-50730), filed with the Securities and Exchange Commission on April 29, 2004, amended on July 25, 2004 and August 27, 2004.
(11)  Incorporated by reference to Exhibit 10.4 to ViewSonic Corporation's Registration Statement on Form 10, as amended (000-50730), filed with the Securities and Exchange Commission on April 29, 2004, amended on July 25, 2004 and August 27, 2004.
(12) Incorporated by reference to Exhibit 10.6 to ViewSonic Corporation's Registration Statement on Form 10, as amended (000-50730), filed with the Securities and Exchange Commission on April 29, 2004, amended on July 25, 2004 and August 27, 2004.
(13) Incorporated by reference to Exhibit 10.7 to ViewSonic Corporation's Registration Statement on Form 10, as amended (000-50730), filed with the Securities and Exchange Commission on April 29, 2004, amended on July 25, 2004 and August 27, 2004.
(14) Incorporated by reference to Exhibit 10.8 to ViewSonic Corporation's Registration Statement on Form 10, as amended (000-50730), filed with the Securities and Exchange Commission on April 29, 2004, amended on July 25, 2004 and August 27, 2004.
(15) Incorporated by reference to Exhibit 10.9 to ViewSonic Corporation's Registration Statement on Form 10, as amended (000-50730), filed with the Securities and Exchange Commission on April 29, 2004, amended on July 25, 2004 and August 27, 2004.
(16) Incorporated by reference to Exhibit 10.10 to ViewSonic Corporation's Quarterly Report on Form 10-Q, (000-50730), filed with the Securities and Exchange Commission on August 16, 2004.
(17) Incorporated by reference to Exhibit 10.11 to ViewSonic Corporation's Quarterly Report on Form 10-Q, (000-50730), filed with the Securities and Exchange Commission on August 16, 2004.
(18)  Incorporated by reference to Exhibit 10.12 to ViewSonic Corporation's Quarterly Report on Form 10-Q, (000-50730), filed with the Securities and Exchange Commission on August 16, 2004.
(19)  Incorporated by reference to Exhibit 10.13 to ViewSonic Corporation's Quarterly Report on Form 10-Q, (000-50730), filed with the Securities and Exchange Commission on August 16, 2004.
(20)  Incorporated by reference to Exhibit 10.15 to ViewSonic Corporation's Quarterly Report on Form 10-Q, (000-50730), filed with the Securities and Exchange Commission on November 15, 2004.

*       The certification attached as Exhibit 32.1, accompanies this Annual Report on Form 10-K, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of ViewSonic Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.