Form 10-Q
period 2005-03-31
VIEWSONIC CORP
filed 2005-05-13
CIK 1068806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission file number: 000-50730

VIEWSONIC CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Delaware	95-4120606
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

381 Brea Canyon Road
Walnut, California 91789
(909) 444-8800
(Address, including Zip Code, of Registrant's Principal Executive Offices
and Registrant's Telephone Number, including Area Code)

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

The number of shares of the registrant's common stock outstanding was  353,968,596 shares and the number of shares of Series B preferred stock outstanding was 7,500,000 shares, each as of April 30, 2005.

VIEWSONIC CORPORATION
FORM 10-Q

PART I: FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2005 AND DECEMBER 31, 2004
(In thousands, except for share data and par value)
(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,680	$100,497
Short-term investments	—	2,268
Trade receivables—net	128,472	153,159
Other receivables	6,329	7,296
Inventories	114,665	148,224
Deferred income taxes	9,422	9,665
Prepaids and other current assets	3,018	3,095
Income taxes receivable	561	559
Current assets of discontinued operations (Note 9)	927	1,769
Total current assets	337,074	426,532
PROPERTY, PLANT AND EQUIPMENT—Net	14,612	15,163
LONG-TERM INVESTMENTS	8,029	7,072
GOODWILL	1,347	1,347
OTHER ASSETS—Net	8,235	8,369
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS (Note 9)	—	40
TOTAL	$369,297	$458,523
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank borrowings	$—	$3,529
Accounts payable	196,452	281,609
Accrued promotional expenses	28,071	30,267
Accrued warranty expense	18,762	17,365
Other accrued expenses	20,352	18,702
Current liabilities of discontinued operations (Note 9)	1,827	3,656
Total current liabilities	265,464	355,128
SUBORDINATED NOTES PAYABLE—Related party	43,000	43,000
DEFERRED INCOME TAXES	349	—
CONVERTIBLE MANDATORILY REDEEMABLE PREFERRED STOCK	13,789	13,428
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value:
Authorized—600,000,000 shares at March 31, 2005 and December 31, 2004
Outstanding—353,968,596 and 353,959,176 shares at March 31, 2005 and December 31, 2004, respectively	3,540	3,540
Additional paid-in capital	92,158	92,149
Accumulated deficit	(46,699)	(45,754)
Accumulated other comprehensive loss	(2,304)	(2,968)
Total stockholders' equity	46,695	46,967
TOTAL	$369,297	$458,523

The accompanying notes are an integral part of these consolidated condensed financial statements.

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
MARCH 31, 2005 AND 2004
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net sales	$273,912	$292,605
Cost of sales	245,843	250,096
Gross profit	28,069	42,509
Selling, general and administrative expenses	27,312	29,120
Income from operations	757	13,389
Other income (expense) - net:
Interest expense	(524)	(607)
Other (expense) income - net	(947)	1,263
Other (expense) income - net	(1,471)	656
(Loss) income from continuing operations before income taxes	(714)	14,045
(Benefit) provision for income taxes	(200)	3,369
(Loss) income from continuing operations	(514)	10,676
Loss from discontinued operations (Note 9)	(70)	(1,031)
Net (loss) income	(584)	9,645
Preferred stock accretion	(361)	(327)
Net (loss) income available to common stockholders	$(945)	$9,318

Basic (loss) earnings per share
Continuing operations	$0.00	$0.03
Discontinued operations (Note 9)	$0.00	$0.00
Total basic (loss) earnings per share	$0.00	$0.03
Diluted (loss) earnings per share
Continuing operations	$0.00	$0.03
Discontinued operations	$0.00	$0.00
Total diluted (loss) earnings per share	$0.00	$0.03
Basic weighted average shares outstanding	353,962	353,903
Diluted weighted average shares outstanding	353,962	358,547

The accompanying notes are an integral part of these consolidated condensed financial statements.

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
MARCH 31, 2005 AND 2004
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income from continuing operations	$(514)	$10,676
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	765	953
(Gain) loss on disposal of property, plant and equipment	(3)	52
Net (gain) loss on sale and impairment of long-term investments	(46)	(308)
Deferred income taxes	244	(962)
Changes in operating assets and liabilities:
Trade receivables—net	24,688	(23)
Other receivables	966	1,444
Inventories	33,560	16,157
Prepaids and other current assets	178	1,265
Accounts payable	(85,158)	(14,585)
Accrued promotional and other expenses	(1,050)	(860)
Accrued warranty expense	1,396	269
Income taxes payable/receivable	446	2,573
Net cash (used in) provided by operating activities	(24,528)	16,651
CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of property, plant and equipment	(141)	(1,389)
Proceeds on sale of long-term investments	90	507
Sales of short-term investments	2,268	2,471
Net cash provided by investing activities	2,217	1,589
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	483	2,577
Payments on bank borrowings	(4,012)	(2,229)
Proceeds from issuance of common stock	9	15
Net cash (used in) provided by financing activities	(3,520)	363
Net cash (used in) operating activities of discontinued operations	(1,012)	(3,718)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,843)	14,885
CASH AND CASH EQUIVALENTS—Beginning of year	100,497	86,828
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	26	254
CASH AND CASH EQUIVALENTS—End of period	$73,680	$101,967

The accompanying notes are an integral part of these consolidated condensed financial statements.

VIEWSONIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim consolidated condensed financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements for ViewSonic Corporation and the Company’s consolidated subsidiaries contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2005, and the Company’s results of operations and cash flows for the three months ended March 31, 2005 and 2004. The consolidated condensed balance sheet as of December 31, 2004 is derived from the December 31, 2004 audited financial statements.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 29, 2005.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition and Promotional Expense

Revenues are recognized when products are shipped and risk of loss is transferred, evidence of an arrangement exists, the price is fixed or readily determinable, and collectability is probable. The Company extends rights of return to its customers, which are accrued for based on estimated future returns determined by using estimates and historical experience.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including price protection, rebates, promotions, other volume-based incentives and expected returns. Future market conditions and product transitions may require the Company to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Additionally, certain incentive programs require the Company to estimate, based on historical experience, the number of customers who will actually redeem the incentive.

Promotional Pricing Incentives from Vendors

The Company receives promotional pricing incentives from several product vendors. The amount of the pricing incentives is based on the volatility of the price on the Company’s key product components and the quantity of historical purchases of these components from such vendors. The pricing incentives have no impact on future component purchases from these vendors. The Company records the reimbursement from vendors for these promotional pricing incentives when the Company is released of the legal liability for the payment of the product purchases by the vendors. Promotional pricing incentives from the Company’s vendors totaled $5.4 million and $0 in the first quarter of 2005 and 2004, respectively.

Expense Classifications

In the first quarter of 2005, warehouse and storage related expenses have been reclassified from selling, general and administrative expenses to cost of sales. Classification of these expenses as a component of cost of sales is a practice that is consistent with others within the Company’s industry. The reclassified warehouse and storage related expenses were $2.5 million and $2.2 million for the three months ended March 31, 2005 and 2004, respectively.

Note 2 - Stock-Based Compensation

The Company accounts for employee stock options in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees.

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment, which revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS 123(R) requires fair value recognition of stock option grants in the income statement as an expense and is effective for the first interim and annual reporting period that begins after January 1, 2006.  This pronouncement will become effective for the Company as of the first quarter of 2006 and may have a material impact on the Company operating results.  The Company is in the process of evaluating the impact of this pronouncement on the financial statements and how it may change the way the Company provides incentive compensation to its employees in the future.

If compensation expense for the Company's stock options had been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, the Company's net income (loss) would have been impacted as shown in the following table for the periods indicated (in thousands):

	Three Months Ended March 31,
	2005	2004
Net (loss) income
As reported	$(584)	$9,645
Pro forma	$(603)	$9,579

Basic earnings per share:
As reported	$0.00	$0.03
Pro forma	$0.00	$0.03

Diluted earnings per share:
As reported	$0.00	$0.03
Pro forma	$0.00	$0.03

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2005	2004

Dividend yield	0%	0%
Expected volatility	0%	0%
Risk-free interest rates	3.90%	4.01%
Expected lives	4 years	4 years

Note 3 - Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities available for sale that are reflected in stockholders’ equity instead of net income/(loss).  The following table sets forth the calculation of comprehensive income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2005	2004

Net (loss) income	$(584)	$9,645
Foreign currency translation	88	582
Unrealized holding gains on marketable securities-less realized gains	576	733
Net change in other comprehensive income	664	1,315
Total comprehensive income	$80	$10,960

Note 4 - Income Taxes

The provision for income taxes has been recorded based upon the current estimate of the Company’s annual effective tax rate. This rate differs from the federal statutory rate primarily due to the provision for state income taxes and the effects of the Company’s foreign operations. The Company’s effective tax rate on income/(loss) from continuing operations was approximately (28.0)% and 24.0% for the three months ended March 31, 2005 and 2004, respectively.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the "Act").  The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions of the Act.  As such, the Company is not in a position to decide whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the United States.  The Company is currently conducting an evaluation of the effects of the repatriation provisions of the Act and will complete this evaluation by December 31, 2005. The Company does not expect the Act to have a material impact on the Company’s financial position or results of operations.

Note 5 - Commitments and Contingencies

Litigation—The Company is involved in various legal matters in the normal course of its business. Management believes that the ultimate outcome of such matters will not have a material adverse effect on the accompanying consolidated condensed financial statements.

Imposition of Additional Duties and Taxes— The European Union countries have issued notices stating that effective October 1, 2004, LCD monitors with DVI connectors will incur a 14% import duty tax. Thus far, this change in classification has been applied prospectively. However, the Company believes it is probable that the tariff could be applied retroactively.  The Company will continue to monitor this situation and will work to change its business processes to minimize the negative impacts of this new tariff. As of March 31, 2005, the Company has accrued $3.4 million of expense related to this potential liability. There have been no new developments that the Company is aware of regarding this tariff since the Company filed its annual report on Form 10-K on March 29, 2005.

Services Agreements— The Company entered into services agreements with logistics suppliers in the United States and Europe in 1999 and 2002, respectively. These agreements provide for warehousing, shipping and freight services. The amount to be paid is based on the level of services provided as defined in the agreements. For the three months ended March 31, 2005 and 2004, the expense was $2.2 million and $2.0 million, respectively.

Note 6 - Business Segments

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has three reportable segments: Americas, Europe and Asia Pacific. The Company believes these segments do not meet the economically similar criteria requirements of SFAS No. 131, and, therefore, are separate reportable segments. The Company sells similar products in the local markets, including CRT displays, LCD displays, projectors, plasma displays, HDTV technology and the latest in mobile products including wireless monitors. The types and class of customers, primarily distributors and retailers, are also similar across the product lines. The Company has two core products—visual displays (CRT and LCD computer monitors) and other products. Both products are sold in all of its markets. The following segment financial information is for the periods indicated (in thousands):

	Three Months Ended March 31,
	2005	2004
Net sales:
Americas	$120,639	$159,670
Europe	76,221	66,774
Asia Pacific	77,052	66,161
	$273,912	$292,605
Income from operations:
Americas	$(6,670)	$5,943
Europe	4,417	5,770
Asia Pacific	3,010	1,676
	$757	$13,389

Note 7 - Warranty

The Company provides product warranty programs on a worldwide basis that vary in term from 12 to 36 months. The length of the warranty period and the specific warranty coverage are based on the type of product. The Company accrues for estimated warranty costs at the time the product is sold, and such amounts are based upon historical experience. The historical data that determines the warranty accrual and the overall estimate of the warranty reserve includes the following key factors: net cost of repair (repair costs less reimbursements from suppliers), defect rates and total number of products under warranty. The following table summarizes the Company’s activity in the warranty liability for the periods indicated (in thousands):

Three Months Ended March 31,	Beginning Accrued Warranty Liability	Payments for Units Returned	Additional Warranty Expense for Units Sold	Ending Accrued Warranty Liability
2004	$14,567	$(2,744)	$3,013	$14,836
2005	$17,365	$(3,110)	$4,507	$18,762

Note 8 - Earnings Per Share

The Company presents both basic and diluted earnings (loss) per share ("EPS") amounts. Basic EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted EPS amounts are based upon the weighted-average number of common and potential common shares, including warrants outstanding during the period.

Potential common shares are excluded from the computation in periods in which they have an anti-dilutive effect. The Company uses the treasury stock method to calculate the impact of outstanding stock options. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. For March 31, 2005 and 2004, options for 29,379,365 and 4,719,489 shares, respectively, were excluded from the diluted earnings per common share calculation because they were anti-dilutive.

The basic and diluted EPS was calculated using the EITF 03-06 Participating Securities and the Two Class Method under SFAS No. 128. The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations. Amounts are for the periods indicated (amounts in thousands, except per share information).

	Three Months Ended March 31,
	2005	2004
Basic EPS:
Numerator:
(Loss) income from continuing operations (1)	$(875)	$10,356
Loss from discontinued operations	$(70)	$(1,031)
Denominator—weighted-average shares outstanding	353,962	353,903
Basic EPS:
Continuing operations	$0.00	$0.03
Discontinued operations	$0.00	$0.00
Total Basic EPS	$0.00	$0.03
Diluted EPS:
Numerator:
(Loss) income from continuing operations (1)	$(875)	$10,356
Loss from discontinued operations	$(70)	$(1,031)
Denominator—weighted-average shares outstanding	353,962	353,903
Stock options(2)	—	1,369
Interest warrants(3)	—	3,275
Total shares	353,962	358,547
Diluted EPS:
Continuing operations	$0.00	$0.03
Discontinued operations	$0.00	$0.00
Total Diluted EPS	$0.00	$0.03

(1)
Prepared in accordance to EITF 03-06 Participating Securities and the Two Class Method under SFAS No. 128. The EPS calculation allocated (loss) income from continuing operations between common stock and the convertible mandatorily redeemable preferred stock.

(2)
For the three months ended March 31, 2005 and 2004, options for 29,379,365 and 4,719,489 shares, respectively, were excluded from the diluted earnings per common share calculation because they were anti-dilutive.

(3)
For the three months ended March 31, 2005, common stock issuable upon the exercise of outstanding warrants of 3,275,000 shares were excluded from the diluted earnings per share calculation because they were anti-dilutive.

Note 9 - Discontinued Operations

On July 30, 2004, the Company completed the sale of Advance Digital Optics, Inc., (“ADO”), a majority-owned subsidiary and recorded a $3.3 million gain, net of tax expense of $1.1 million. The cost basis of its investment in ADO was $4.1 million. The Company also incurred $0.3 million of expenses associated with the sale. Ten percent of the gross proceeds payable to the Company, as well as ten percent payable to certain other principal shareholders of ADO, will remain in escrow through July 30, 2005 to afford the buyer recourse in the event of a breach of representations and warranties under the merger agreement.

During the fourth quarter of 2004, the Company made the decision to dispose of VisionBank, one of its majority-owned subsidiaries. As of March 31, 2005, the net liabilities of VisionBank were $0.9 million. The loss recorded from discontinued operations was $70,000 during the quarter ended March 31, 2005.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of these businesses are reported as discontinued operations for the periods indicated (in thousands):

	Three Months Ended March 31,
Discontinued Operations	2005	2004
Net Sales	$40	$1,630
Loss from discontinued operations (no tax benefit)	$(70)	$(1,031)

	March 31, 2005	December 31, 2004
Current assets	$927	$1,769
Other assets	—	40
Total assets	927	1,809
Accounts payable and accrued expenses	1,827	3,656
Net (liabilities)/assets of discontinued operations	$(900)	$(1,847)

Note 10 - Subsequent Events

On May 9, 2005, the Company repriced all outstanding stock options held by the Company’s employees, executive officers and members of the Board of Directors of record on March 2, 2005. As a result, the exercise price of all the Company’s outstanding stock options subject to the re-pricing was lowered to $0.38 per share.  There was no change in the number of shares subject to each re-priced stock option, vesting or other terms.   The re-pricing has resulted in a modification of the Company’s agreements with the holders of stock options subject to the re-pricing, and a compensation expense in the range of $1.25 million to $1.75 million will be recorded beginning in the second quarter of 2005, assuming adoption of SFAS 123, Accounting for Stock-Based Compensation, effective in the second quarter of 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In this report, all references to “ViewSonic,” ”we,” “us,” or “our” mean ViewSonic Corporation and our subsidiaries.

Our Company

ViewSonic Corporation is a leading global provider of visual display technology products. We develop, market and support a broad range of display technology products, including liquid crystal displays, or LCD, monitors, cathode ray tube, or CRT, monitors, projectors, LCD TVs, plasma displays and the latest in mobile products including wireless monitors.

Our ViewSonic branded products are sold through distributors, retailers and other resellers to businesses, including Fortune 1000 companies, small and medium sized businesses and consumer electronics markets. We sell our products globally and our sales are managed geographically in three regional segments: the Americas, Europe and Asia Pacific.

Recent Trends in Our Business

In the first quarter of 2005, we saw continuation of the trends observed in the second half of 2004, where the display industry experienced oversupply from increased LCD panel production capacities and slower than expected demand increases, particularly for LCD TVs. The pricing and margin pressures intensified in the first quarter of 2005. We sold approximately 1.3 million display products in the first quarter of 2005 compared to approximately 1.1 million display products in the first quarter of 2004. However, average selling prices continued to decline in the first quarter of 2005 and, as a result, our net sales decreased to $273.9 million in the first quarter of 2005 from $292.6 million the first quarter of 2004. According to a March 2005 iSuppli report, larger size LCD panel prices are expected to stabilize while the LCD TV panel prices will continue to decline due to competition from plasma and microdisplay-based rear-projection products. Overall, we expect the excess capacity situation and price declines to continue in the short term until anticipated market demand growth is realized and consumes the increased supply.

Our industry experiences volatile market conditions. We could face an oversupply of products due to additional production capacities and technological advances or a shortage of products due to a surge in demand that exceeds production capacities. Other challenges include our ability to increase the demand for our products in order to maintain and grow our market share, anticipate changing customer demands, manage relationships with our suppliers and reduce our operating expenses to successfully compete in this competitive environment. In order to respond and address these challenges, we have begun to implement strategic initiatives designed to focus our resources on our core products, improve supply chain and logistics efficiency, simplify our business processes to maximize operating efficiencies in all aspects of our business, grow sales in regional markets and expand core product offerings, among others. We believe that the successful implementation of these initiatives will position us to compete favorably.

The European Union countries have issued notices stating that effective October 1, 2004, LCD monitors with DVI connectors would incur a 14% import duty tax. Thus far, this change in classification has been applied prospectively. However, we believe it is possible that the tariff could be applied retroactively.  We will continue to monitor this situation and will work to change our business processes to minimize the negative impacts of this new tariff. There have been no new developments that we are aware of regarding this tariff since we filed our annual report on Form 10-K on March 29, 2005.

We are subject to local laws and regulations in various regions in which we operate, including the European Union, or EU.  There are two particular EU directives that may have a material impact on our business.  The first is the Restriction of Certain Hazardous Substances Directive, or RoHS, which restricts the distribution of certain substances, including lead, within the EU and is effective July 1, 2006.  In addition to eliminating and/or reducing the level of specified hazardous materials from our products, we will also be required to maintain and publish  a detailed list of all chemical substances in our products.  We are starting to receive requests from our customers, including some of our major customers, for RoHS compliant products.  We are in the process of compiling RoHS compliant information on our products as well as procuring RoHS compliant material and information from our suppliers. The second directive is the Waste Electrical and Electronic Equipment Directive, or WEEE, which is effective January 2006, and requires manufacturers or importers to take back and recycle all products it manufactures or imports into the EU at its own expense. We are currently unable to assess the impact of these directives on our operations until more information becomes available.

Results of Operations

The following table sets forth, for the periods indicated, our consolidated condensed statements of operations expressed as a percentage of net sales.

	Three Months Ended March 31,
	2005	2004
Net sales	100.0%	100.0%
Cost of sales	89.8	85.5
Gross profit	10.2	14.5
Selling, general and administrative expenses	10.0	10.0
Income from operations	0.2	4.5
Other income (expense) - net:
Interest expense	(0.2)	(0.2)
Other (expense) income	(0.3)	0.4
Other (expense) income - net	(0.5)	0.2
(Loss) income from continuing operations before income taxes	(0.3)	4.7
(Benefit) provision for income taxes	(0.1)	1.2

(Loss) income from continuing operations	(0.2)	3.5
(Loss) from discontinued operations	(0.0)	(0.4)
Net (loss) income	(0.2)	3.1
Preferred stock accretion	(0.1)	(0.1)
Net (loss) income available to common stockholders	(0.3)%	3.0%

			Dollar	Percentage
	Three Months Ended March 31,		Increase/	Increase/
	2005	2004	(Decrease)	(Decrease)
	(in thousands)
Net Sales
Americas	$120,639	$159,670	$(39,031)	(24.4)%
Europe	76,221	66,774	9,447	14.1
Asia Pacific	77,052	66,161	10,891	16.5
Total	$273,912	$292,605	$(18,693)	(6.4)%

Income from operations
Americas	$(6,670)	$5,943	$(12,613)	(212.2)%
Europe	4,417	5,770	(1,353)	(23.4)
Asia Pacific	3,010	1,676	1,334	79.6
Total	$757	$13,389	$(12,632)	(94.3)%

Consolidated Results of Operations—March 31, 2005 Compared to March 31, 2004

Net Sales

Our consolidated net sales decreased $18.7 million, or 6.4%, to $273.9 million in the first quarter of 2005 from $292.6 million in the first quarter of 2004. Net sales outside of the Americas region accounted for 56.0% and 45.4% of net sales in the first quarter of 2005 and 2004, respectively. The growth in net sales outside of the Americas was predominantly driven by higher net sales in China, Russia, Germany, France, Finland and the United Kingdom. The decrease in consolidated net sales was primarily due to the decline in the average selling price, or ASP, per unit of 17.1% partially offset by increase in unit volume from CRT displays to LCD displays as well as a mix shift in the LCD and CRT displays to larger screen sizes. The decrease in net sales was also due to the increase in sales allowances offered worldwide in the first quarter of 2005 compared to the first quarter of 2004 when the industry was experiencing an LCD panel shortage. Returns and sales allowances charged against gross sales were $34.3 million and $21.1 million in the first quarter of 2005 and 2004, respectively.

We sold approximately 1.3 million display products during the first quarter of 2005 compared to approximately 1.1 million display products in the first quarter 2004. Of the display product units sold in the first quarter of 2005, CRT accounted for 30.6%, LCD accounted for 53.0% and other products accounted for 16.4% as compared to 51.1%, 37.4%, and 11.5%, respectively, in the first quarter 2004. The increase in units sold was primarily due to continued expansion in China as well stronger unit sales in Europe.

Americas - In our Americas region, net sales decreased $39.0 million, or 24.4%, to $120.6 million in the first quarter of 2005 from $159.7 million in the first quarter of 2004. The decrease in net sales was primarily due to lower unit shipments of our CRT displays, which were not offset by increased unit shipments of our LCD displays. The decrease in net sales was also due to lower average selling prices in the first quarter of 2005 as compared to the first quarter of 2004. The decrease in net sales was partially offset by an increase in LCD unit shipments as well as a shift to larger screen sizes.

Europe - In our Europe region, net sales increased $9.4 million, or 14.1%, to $76.2 million in the first quarter of 2005 from $66.8 million in the first quarter of 2004. The increase in net sales was primarily due to the region's continued expansion in Russia, Germany, France, Finland and the United Kingdom. The stronger Euro exchange rate relative to the U.S. dollar also had a positive impact on our net sales. Net sales also increased due to the shift in the ratio of sales from CRT to LCD products as well as a shift to larger screen sizes partially offset by lower average selling prices in the first quarter of 2005 as compared to the first quarter of 2004.

Asia Pacific - In our Asia Pacific region, net sales increased $10.9 million, or 16.5%, to $77.1 million in the first quarter of 2005 from $66.2 million in the first quarter of 2004. The primary reason for the increase in net sales was due to our continued growth in the China market. Similar to our other segments, net sales benefited due to a shift in the product mix from CRT to LCD displays as well as a shift to larger screen sizes. In addition, net sales increased due to higher unit sales in existing markets such as Australia, New Zealand and Southeast Asia as a result of expanding our customer base.

Cost of Sales

Cost of sales decreased $4.3 million, or 1.7%, to $245.8 million in the first quarter of 2005 from $250.1 million in the first quarter of 2004.  As a percentage of net sales, cost of sales increased to 89.8% in the first quarter of 2005 from 85.5% in the first quarter of 2004. The increase in cost of sales as a percentage of our net sales is primarily due to the ASP per unit declining at a faster rate than our cost of sales declined. As a percentage of net sales, product costs increased to 84.0% in the first quarter of 2005 from 81.0% in the first quarter of 2004. The lower gross margin was also due to higher inventory write downs of $1.9 million in the first quarter 2005 compared to an adjustment of $42,000 in the first quarter 2004 as well as higher warranty related expenses of $1.5 million in the first quarter of 2005 compared to the first quarter of 2004 because of higher unit sales and increased repair costs. In addition, gross margin was lower because of an additional duty accrual of $0.4 million in the first quarter of 2005 on 20” and larger LCD displays with DVI connectors in the Europe region. The decrease in gross margin was partially offset by $5.4 million of promotional pricing incentives received from our vendors during the first quarter of 2005. Overall, gross margin declined to 10.2% in the first quarter of 2005 from 14.5% in the first quarter of 2004.

Selling, General, and Administrative

Selling, general and administrative expenses decreased $1.8 million, or 6.2%, to $27.3 million in the first quarter of 2005 from $29.1 million in the first quarter of 2004. The decrease was mainly attributed to lower advertising and marketing expenses of $1.9 million and lower bad debt expense of $280,000. The decrease was partially offset by higher patent related legal settlement expenses of $621,000. In addition to a decrease in the selling, general and administrative expenses, we also had lower net sales. As a result, selling, general and administrative expenses as a percentage of net sales remained flat at 10.0% in the first quarter of 2005 compared to the first quarter of 2004.

Income from Operations

Income from operations decreased $12.6 million, or 94.3%, to $757,000 in the first quarter of 2005 from $13.4 million in the first quarter of 2004. As a percentage of net sales, income from operations decreased to 0.2% in the first quarter of 2005 from 4.5% in the first quarter of 2004.

Americas - In our Americas region, income from operations decreased $12.6 million, or 212.2%, to a loss of $6.7 million in the first quarter of 2005 from income of $5.9 million in the first quarter of 2004. The decrease was mainly due to lower unit sales combined with the decline in the ASP per unit as a result of intense competition and relative oversupply of LCD panels as compared to the relative shortage of LCD panels experienced in the first quarter of 2004. The decrease was partially offset by lower advertising expenses as a result of our continuous focus on driving business efficiency.

Europe - In our Europe region, income from operations decreased $1.4 million, or 23.5%, to $4.4 million in the first quarter of 2005 from $5.8 million in the first quarter of 2004. Despite solid growth in the region’s net sales in the first quarter of 2005 compared to the first quarter of 2004, the decrease in income from operations was primarily due to aggressive pricing resulting from intense competition and a relative oversupply of LCD panels as compared to a relative shortage of LCD panels experienced in the first quarter of 2004. In addition, income from operations was also negatively impacted by higher warranty related costs due to higher unit sales and increased repair costs. The amount of selling, general and administrative expenses in the first quarter of 2005 remained consistent with the first quarter of 2004.

Asia Pacific - In our Asia Pacific region, income from operations increased $1.3 million, or 79.6%, to $3.0 million in the first quarter of 2005 from $1.7 million in the first quarter of 2004. The increase was mainly due to the increase in net sales in the China market combined with stable gross margins and flat selling, general and administrative expenses in our China operations.

Other (Expense) Income -Net

Net other (expense) income decreased $2.1 million to a loss of $1.5 million in the first quarter 2005 compared to income of $656,000 in the first quarter 2004. The decrease was mainly due to higher foreign transaction losses and lower investment gains, which were $1.5 million and $45,000 in the first quarter of 2005, respectively, as compared to a $829,000 foreign transaction gain and a $308,000 investment gain in the first quarter of 2004. The decrease was partially offset by an increase in interest income and other gains.

Provision for Income Taxes

The (benefit)/provision for income taxes was $(200,000), or (28.0)% on loss from continuing operations for the three months ended March 31, 2005 as compared to $3.4 million, or 24.0% on income from continuing operations for the three months ended March 31, 2004. The effective tax rate on net income (i.e., provision) increased from 24.0% for the three months ended March 31, 2004 to an effective tax rate on net losses (i.e., benefit) of (28.0)% for the three months ended March 31, 2005. This increase resulted primarily from the utilization of larger loss carryforwards during the three months ended March 31, 2004 from non-U.S. jurisdictions where no tax benefit had previously been provided compared to the three months ended March 31, 2005.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net cash (used in) provided by operating activities	$(24,528)	$16,651
Net cash provided by investing activities	2,217	1,589
Net cash (used in) provided by financing activities	(3,520)	363
Net cash (used in) operating activities of discontinued operations	(1,012)	(3,718)
Net (decrease) increase in cash and cash equivalents	$(26,843)	$14,885

As of March 31, 2005, we had cash, cash equivalents and short-term investments of $73.7 million. Our cash balances are held in numerous locations throughout the world. Most of the amounts held outside the United States can be repatriated to the United States, but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. In certain countries, foreign exchange limitations limit the amount of cash that can be repatriated. We have accounted for the U.S. federal tax liability on these amounts for financial statement purposes except for foreign earnings that are considered indefinitely reinvested outside the United States. Repatriation could result in additional U.S. federal income tax payments in future years. Where local restrictions prevent an efficient inter-company transfer of funds, our intent is that cash balances would remain in the foreign country and we would meet U.S. liquidity needs through ongoing cash flows from operations, external borrowings, or both. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We expect to meet expected and unexpected cash flow needs by accessing our credit lines in the Americas, Europe and Asia Pacific.

In October 2004, the “American Jobs Creation Act of 2004” was passed.  We are currently assessing the impact of this law on our operations and expect this assessment to be completed by December 31, 2005, particularly relative to provisions on repatriation of foreign earnings.  We do not expect this act to have a material impact on our financial position or results of operations.

Operating Activities

Cash flow used in operating activities was $24.5 million during the first quarter of 2005 compared to cash flow provided by operating activities of $16.7 million during the first quarter of 2004. The decrease in the first quarter of 2005 from the first quarter of 2004 was primarily due to losses from continuing operations incurred in the first quarter 2005 compared with income from continuing operations in the first quarter 2004. The decrease was also due to the decline in accounts payable. The decrease was partially offset by the decline in inventory and accounts receivable.

Accounts receivable decreased by $24.7 million to $128.5 million at March 31, 2005 from $153.2 million at December 31, 2004 primarily due to a 6.4% decrease in net sales over the first quarter of 2004. Days sales outstanding remained relatively stable from 40 days at March 31, 2004 compared to 42 days at March 31, 2005. As of March 31, 2005, we had no major collection or billing problems that had not already been accounted for in our allowance for doubtful accounts. Payment terms vary by geographic location and, in some cases, a cash discount option is offered in addition to the standard payment terms. We have not materially changed our payment terms or delinquency policies between 2004 and 2005.

Inventories decreased by $33.6 million to $114.7 million at March 31, 2005 compared to $148.2 million at December 31, 2004. The decrease was primarily due to the decline in net sales and an adjustment to our purchasing plan in the first quarter of 2005. Our inventory turns have remained relatively stable at two turns during the first quarter of 2005 and the first quarter of 2004.

Accounts payable decreased approximately $85.2 million to $196.5 million at March 31, 2005 compared to $281.6 million at December 31, 2004. The decrease was largely due to the decrease in inventory balances and timing of payments to our suppliers.

Investing Activities

Cash flow provided by investing activities was $2.2 million during the first quarter of 2005 compared to $1.6 million during the first quarter of 2004. The primary reason for the variance between periods was lower net purchases of property, plant and equipment.

Financing Activities

Cash flow used in financing activities was $3.5 million during the first quarter of 2005 compared to cash flow provided by financing activities of $363,000 during the first quarter of 2004. The primary reason for the variance was the net decrease of bank borrowings in the first quarter of 2005 compared to a net increase of bank borrowings in the first quarter of 2004 to fund operations in our Asia Pacific region.

Contractual Obligations and Commitments

At March 31, 2005, we had contractual obligations and commercial commitments of $67.5 million as shown in the table below. The table below excludes obligations related to accounts payable and accrued liabilities incurred in the ordinary course of business.

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$4,296	$1,931	$2,365	$—	$—
Subordinated notes payable (1)	48,192	1,280	46,912	—	—
Preferred stock mandatory redemption	15,000	—	15,000	—	—
Total	$67,488	$3,211	$64,277	$—	$—

(1)	Includes interest payable of $1.3 million and $3.9 million for the respective periods presented above.

Credit Facilities

Effective as of March 16, 2005, we renewed our $50.0 million line of credit with CIT Group/Business Credit, Inc. with a new $60.0 million credit line that expires in March 2008. Advances bear interest at the prime rate plus 0.75% (5.9% at December 31, 2004) with interest payable monthly. ViewSonic Europe Limited entered into a $20.0 million line of credit facility with Burdale Financial Limited. This line of credit is secured by trade receivables and inventory of ViewSonic Europe Limited. Advances bear interest at Libor plus a margin. There were no borrowings against this facility as of December 31, 2004. Certain of our other international subsidiaries also have separate lines of credit, which are secured by certain of their assets. As of December 31, 2004 and 2003, an aggregate of $3.5 million and $1.5 million was outstanding under these credit facilities. As of March 31, 2005, there were no outstanding balances on the lines of credit.

Off-Balance Sheet Arrangements

At March 31, 2005 and 2004, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash balances, credit facilities and anticipated cash flows from operations will be sufficient to meet our operating, acquisition and capital requirements for at least the next 12 months. However, there is no assurance that we will not need to raise additional equity or debt financing within this period. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases or research and development expenditures, which could harm our business. Factors that could affect our cash used or generated from operations and, as a result, our need to seek additional borrowings or capital include:

•	Decreased demand and market acceptance for our products;

•	Inability to successfully develop our next generation products;

•	Competitive pressures resulting in lower than expected average selling prices; and

•	New product announcements or product introductions by our competitors.

Critical Accounting Policies and Estimates

Our critical accounting policies reflecting our estimates and judgments are described in Item 2 Financial Information of our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 29, 2005. We have not changed those policies since such date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial market risk arises from fluctuations in foreign currencies. A majority of our net sales, expense and capital purchasing activities are transacted in U.S. Dollars. However, we do enter into these transactions in other currencies, primarily the Euro, the Chinese yuan and the New Taiwan dollar, among others.  Our net sales and purchasing transactions denominated in currencies other than the U.S. Dollar are subject to exchange rate fluctuations and could potentially negatively impact our financial results.

We have significant European net sales denominated in the Euro. Product shipping, and selling, general and administrative costs associated with a portion of these sales are U.S. Dollar-denominated. During the first quarter of 2005, the Euro-to-U.S. Dollar foreign currency exchange rate weakened against the U.S. Dollar decreasing 0.3% compared to the year-end rate of 2004. During the first quarter of 2004, the Euro-to-U.S. Dollar increased by 3.5% compared to the year-end rate of 2003. The weakening of the Euro negatively impacted our first quarter 2005 net sales and income from operations by $76,000 and $62,000, respectively, assuming all other factors remain constant. We currently estimate that a 1% change in value of the Euro-to-U.S. Dollar exchange rates could impact net sales by $250,000. We cannot determine the ultimate impact of future changes to these and other currency exchange rates on our 2005 net sales, income from operations, net income, equity, and comprehensive income.

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

Our results of operations for any quarter or year are not necessarily indicative of results to be expected in future periods. Our operating results have historically been, and are expected to continue to be, subject to quarterly and yearly fluctuations as a result of a number of factors, including:

•	The introduction and market acceptance of new technologies, products, and services;

•	Variations in product costs and the mix of products sold;

•	The size and timing of customer orders, which, in turn, will often depend upon the success of our customers business or specific products or services;

•	Adverse changes in the conditions in the markets for display products;

•	The size and timing of capital expenditures by our customers;

•	Inventory practices of our customers;

•	Conditions in the broader markets for information technology and communications;

•	Adverse changes in the credit quality of our customers and suppliers;

•	Adverse changes in the supply of components such as LCD panels, including oversupply and undersupply; and

•	The impact of acquired businesses and technologies.

These trends and factors could harm our business, operating results and financial condition.

Our industry is highly competitive and such price competition may substantially reduce our revenues and profits.

Competitive factors in the display industry include product features, price, product quality, breadth and reliability, price/performance characteristics, end user support, marketing and channel capability as well as corporate reputation and brand strength. We believe that we compete favorably with respect to all of these factors in the monitor market. However, we are a new entrant to the home entertainment market, and, therefore, we are just beginning to establish our competitive position. Many of our competitors in our markets have significantly greater financial, technical, manufacturing and marketing resources than we have. We believe that competition will have the effect of continually reducing the average selling prices of our products over time. We expect price competition to increase in future periods and such price competition may substantially reduce our revenues and profits in such periods. Our competitors include:

•
Established consumer electronic companies such as Mitsubishi, Matsushita Electric Industrial Co., Ltd., Royal Philips Electronics of the Netherlands, Samsung Electronics Co., Ltd., Sharp Corporation and Sony Corporation;

•	Personal computer manufacturers such as Dell Inc., Gateway and Hewlett-Packard Company; and

•
Asian manufacturers interested in building a U.S. brand presence for their goods, such as Acer, BenQ, Daewoo International Corporation, LG-Philips, Sampo Group (using the Syntax brand) and Chi-Mei (using the Westinghouse brand).

Volatility in our industry could require us to raise additional capital.

Although we believe that our existing cash balances, credit facilities and anticipated cash flows from operations will be sufficient to meet our operating, acquisition and capital requirements for at least the next 12 months, we may be required to raise additional capital through either equity or debt financing. Factors that could affect our cash used or generated from operations and, as a result, our need to seek additional borrowings or capital include:

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

As a percentage of net sales, selling, general and administrative expenses represent 10.0% for the three months ended March 31, 2005 and 2004. We expect sales, general and administrative expenses to remain relatively fixed or decrease as a percentage of net sales as we continue to improve efficiencies in all aspects of our business. Additionally, because we typically recognize a substantial portion of our revenues in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any revenue shortfalls. If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, it would negatively impact our financial results.

We may fail to comply with the Restriction of Certain Hazardous Substances Directive, or RoHS, and Waste Electrical and Electronic Equipment Directive, or WEEE, which could harm our business.

We are subject to local laws and regulations in various regions in which we operate, including the European Union, or the EU.  There are two particular EU directives, RoHS and WEEE, that may have a material impact on our business.  RoHS restricts the distribution of certain substances, including lead, within the EU and is effective July 1, 2006, requires us to eliminate and/or reduce the level of specified hazardous materials from our products and requires us to maintain and publish a detailed list of all chemical substances in our products.  WEEE, which is effective January 2006, requires us to take back and recycle all products we manufacture or import into the EU at our own expense. If we fail to comply with the EU directives, our business may be harmed. For example,

•
We may be unable to procure appropriate RoHS compliant material in sufficient quantity and quality and/or be able to incorporate it into our product procurement processes without compromising quality and/or harming our cost structure;

•	We may not be able to sell non-compliant product into the EU or to any customer whose end product will be sold into the EU, which may result in reduced sales; or

•	We may face excess and obsolete inventory risk related to non-compliant inventory that we may continue to hold in 2006 for which there is reduced demand and we may need to write down.

Our failure to anticipate changes in the supply of product components or customer demand may result in excess or obsolete inventory that could adversely affect our gross margins.

Inventory purchases are based upon future demand forecasts. These forecasts are based upon assumptions about future demand that might prove to be inaccurate. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing prices of product components, rapidly changing technology and customer requirements or an increase in the supply of products in the marketplace, we could be required to write-down our inventory and our gross margins could be adversely affected.

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

We generated 56% of our total net sales to customers outside of the United States and other Americas in the first quarter 2005. Sales to these customers outside of the United States and other Americas subjects us to a number of risks associated with conducting business outside of the United States and other Americas, including the following:

•	International economic and political conditions;

•	Unexpected changes in, or impositions of, legislative or regulatory requirements;

•	Increases or decreases in the U.S. dollar as compared to other currencies;

•	Inadequate local infrastructure;

•	Delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions;

•	Transportation delays;

•	Longer payment cycles;

•	Tax laws (including U.S. taxes on foreign operations);

•	Foreign currency exchange rates;

•	Imposition of additional taxes and penalties; and

•	The burdens of complying with a variety of foreign laws.

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

The market in which we compete is subject to technological advances with yearly new product releases and price competition. As a result, the price at which we can sell our products typically declines over the life of the product. The price at which a product may be sold is generally referred to as the average selling price. For example, the average selling price of our CRT monitors declined approximately 11.4% from first quarter 2004 to first quarter 2005 and the average selling price of our LCD monitors decreased approximately 32.4% from first quarter 2004 to first quarter 2005 primarily due to relative oversupply of LCD panels and aggressive pricing competition. Of the total product units sold in the first quarter 2005, CRT monitors accounted for 30.6%, LCD monitors accounted for 53.0%, and other products accounted for 16.4% as compared to 51.1%, 37.4%, and 11.5%, respectively, for first quarter 2004. In order to sell products that have a declining average selling price and still maintain our gross margins, we need to continually reduce our product costs. To manage product-sourcing costs, we must collaborate with our contract manufacturers to engineer the most cost-effective design for our products. In addition, we must carefully manage the price paid for components used in our products. We must also successfully manage our freight and inventory holding costs to reduce overall product costs. We also need to continually introduce new products with higher sales prices and gross margins in order to maintain our overall gross margins. If we are unable to manage the cost of older products or successfully introduce new products with higher gross margins, our net sales will decrease and our gross margins will decline.

We depend on third-party contract manufacturers to manufacture our products. If these contract manufacturers experience any delay, disruption or quality control problems in their operations, we could lose market share and revenues, and our reputation may be harmed.

All of our products are manufactured, assembled, tested and packaged by contract manufacturers. We rely on several contract manufacturers to procure components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single contract manufacturer. Our contract manufacturers are primarily located in mainland China, Taiwan, and Thailand and may be subject to disruption by earthquakes, typhoons and other natural disasters, as well as political, social or economic instability. We do not have any long-term contracts with any of our third-party contract manufacturers. All of our contracts with our contract manufacturers are terminable by either party with 90 days notice for any reason or no reason. Our four largest contract manufacturers for the three-month period ended March 31, 2005 were Techview International Technology Inc., Delta Electronics, Inc, Jean Co. Ltd. and Coretronic Corporation. The loss of the services of any of our primary contract manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming.

Our reliance on contract manufacturers also exposes us to the following risks over which we have limited control:

•	Inability to procure key required components for our finished products to meet our customer’s demand;

•	Unexpected increases in manufacturing and repair costs;

•	Interruptions in shipments if one of our manufacturers is unable to complete production;

•	Inability to control the quality of finished products;

•	Inability to control delivery schedules;

•	Unpredictability of manufacturing yields; and

•	Potential lack of adequate capacity to manufacture all or a part of the products we require.

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

If we fail to continue to introduce new products that achieve broad market acceptance on a timely basis, or fail to market or sell our products in a way that receives broad acceptance in the market place, we will not be able to compete effectively and we will be unable to increase or maintain net sales and gross margins.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products and product enhancements that achieve broad market acceptance in the business and home markets. Our future success will depend in large part upon our ability to:

•	Identify demand trends in the business and home display markets and quickly develop, manufacture and sell products that satisfy these demands;

•	Manage our cost structure to enable us to bring new products to market at competitive prices;

•	Respond effectively to new product announcements by our competitors by designing, either internally or through third parties, competitive products; and

•	Provide compatibility and interoperability of our products with products offered by other vendors and new technologies as they emerge.

•	Manage our product offerings either as stand-alone, in combination with other products or services, or in some other manner.

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

We routinely receive claims regarding patent and other intellectual property matters. Pursuant to our agreements with our suppliers, we generally seek indemnification from our suppliers in connection with such claims. Whether or not these claims have merit, they may require significant resources to defend. To date, none of these claims has had a material impact on our business. We are currently involved in several such proceedings, none of which we believe are material to our business. If an infringement claim is successful and we are unable to obtain the license for the infringed technology or substitute similar non-infringing technology, our business could be harmed. Also, if an infringement claim is successful or costly to defend and we are unable to obtain indemnification from our suppliers, our business could be harmed.

We may be subject to product liability claims that could result in significant direct or indirect costs to us.

There is a risk that defects may occur in our products and services. The occurrence of these defects could make us liable for damages caused by these defects, including consequential damages. To date, none of these claims has had a material impact on our business. Negative publicity concerning these problems could also make it more difficult to convince customers to buy our products and services. Both could hurt our business, operating results, and financial condition.

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

Based on their evaluation as of March 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial, employment and other matters. In accordance with SFAS No. 5, Accounting for Contingencies, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any pending legal matters will have a material adverse effect on our consolidated condensed balance sheets, although statements of operations or cash flows could be affected in a particular period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Effective as of March 16, 2005, we renewed our $50.0 million line of credit with CIT Group/Business Credit, Inc. with a new $60.0 million credit line that expires in March 2008. Advances bear interest at the prime rate plus 0.75% (5.9% at December 31, 2004) with interest payable monthly.

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*
The certification attached as Exhibit 32.1 accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of ViewSonic Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2005.

ViewSonic Corporation

By:	/s/ James A. Morlan
James A. Morlan
Chief Financial Officer (Principal Financial and Accounting Officer)