Form 10-Q
period 2005-06-30
VIEWSONIC CORP
filed 2005-08-15
CIK 1068806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of the registrant's common stock outstanding was 353,968,596 shares and the number of shares of Series B preferred stock outstanding was 7,500,000 shares, each as of July 30, 2005.

VIEWSONIC CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2005 AND DECEMBER 31, 2004
(In thousands, except for share data and par value)
(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,729	$100,497
Short-term investments	9,102	2,268
Trade receivables—net	136,910	153,159
Other receivables	6,788	7,296
Inventories	102,227	148,224
Deferred income taxes	1,034	9,665
Prepaids and other current assets	3,293	3,095
Income taxes receivable	1,752	559
Current assets of discontinued operations (Note 9)	—	1,769
Total current assets	336,835	426,532
PROPERTY, PLANT AND EQUIPMENT—Net	14,235	15,163
LONG-TERM INVESTMENTS	8,205	7,072
GOODWILL	1,347	1,347
OTHER ASSETS—Net	4,577	8,369
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS (Note 9)	—	40
TOTAL	$365,199	$458,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings	$—	$3,529
Accounts payable	209,195	281,609
Accrued promotional expenses	20,997	30,267
Accrued warranty expense	19,439	17,365
Other accrued expenses	25,411	18,702
Current liabilities of discontinued operations (Note 9)	—	3,656
Total current liabilities	275,042	355,128

SUBORDINATED NOTES PAYABLE—Related party	43,000	43,000
DEFERRED INCOME TAXES	488
CONVERTIBLE MANDATORILY REDEEMABLE PREFERRED STOCK	14,163	13,428
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value:
Authorized 600,000,000 shares at June 30, 2005 and December 31, 2004; outstanding 353,968,596 and 353,959,176 shares at July 30, 2005 and December 31, 2004, respectively	3,540	3,540
Additional paid-in capital	93,587	92,149
Accumulated deficit	(62,587)	(45,754)
Accumulated other comprehensive loss	(2,034)	(2,968)
Total stockholders’ equity	32,506	46,967
TOTAL	$365,199	$458,523

The accompanying notes are an integral part of these consolidated condensed financial statements.

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
JUNE 30, 2005 AND 2004
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$284,617	$260,812	$558,528	$553,416

Cost of sales	257,502	231,061	503,345	481,156

Gross profit	27,115	29,751	55,183	72,260

Selling, general and administrative expenses	27,812	29,873	55,124	58,994

(Loss) income from operations	(697)	(122)	59	13,266
Other income (expense) - net:
Interest expense	(523)	(564)	(1,047)	(1,170)
Other - net	(1,677)	(398)	(2,628)	866
Other (expense) income - net	(2,200)	(962)	(3,675)	(304)
(Loss) income from continuing operations before income taxes	(2,897)	(1,084)	(3,616)	12,962
Provision (benefit) for income taxes (Note 4)	13,396	(92)	13,195	3,277
(Loss) income from continuing operations	(16,293)	(992)	(16,811)	9,685
Income (loss) from discontinued operations (Note 9)	780	(1,295)	714	(2,327)
Net (loss) income	(15,513)	(2,287)	(16,097)	7,358
Preferred stock accretion	(375)	(337)	(735)	(664)
Net (loss) income available to common stockholders	$(15,888)	$(2,624)	$(16,832)	$6,694

Basic (loss) earnings per share
Continuing operations	$(0.05)	$0.00	$(0.05)	$0.03
Discontinued operations (Note 9)	$0.00	$0.00	$0.00	$(0.01)
Total basic (loss) earnings per share	$(0.05)	$0.00	$(0.05)	$0.02
Diluted (loss) earnings per share
Continuing operations	$(0.05)	$0.00	$(0.05)	$0.03
Discontinued operations (Note 9)	$0.00	$0.00	$0.00	$(0.01)
Total diluted (loss) earnings per share	$(0.05)	$0.00	$(0.05)	$0.02
Basic weighted average shares outstanding	353,969	353,921	353,965	353,913
Diluted weighted average shares outstanding	353,969	353,921	353,965	359,192

The accompanying notes are an integral part of these consolidated condensed financial statements.

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
JUNE 30, 2005 AND 2004
(In thousands)
(Unaudited)

	Six months ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income from continuing operations	$(16,811)	$9,685
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	1,513	1,891
Loss on disposal of property, plant and equipment	10	49
Net gain on sale of long-term investments	(31)	(861)
Stock based compensation expense	1,429	—
Deferred income taxes	8,631	(1,097)
Changes in operating assets and liabilities:
Trade receivables—net	16,266	13,307
Other receivables	508	(1,050)
Inventories	46,048	(49,437)
Prepaids and other current assets	3,561	815
Accounts payable	(72,336)	28,798
Accrued promotional and other expenses	(5,184)	196
Accrued warranty expense	2,075	374
Income taxes payable/receivable	1,276	1,341
Net cash (used in) provided by operating activities	(13,045)	4,011

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(606)	(2,211)
Proceeds on sale of long-term investments	221	1,308
Purchases of short-term investments—net	(6,827)	(842)
Net cash used in investing activities	(7,212)	(1,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	483	4,093
Payments on bank borrowings	(4,008)	(5,568)
Proceeds from issuance of common stock	9	38
Net cash used in financing activities	(3,516)	(1,437)

NET CASH USED IN OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	(1,001)	(3,608)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,774)	(2,779)

CASH AND CASH EQUIVALENTS—Beginning of year	100,497	86,828

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	6	(51)

CASH AND CASH EQUIVALENTS—End of period	$75,729	$83,998

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements for ViewSonic Corporation (the “Company”) and the Company’s consolidated subsidiaries contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2005, and the Company’s results of operations for the three and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004. The consolidated condensed balance sheet as of December 31, 2004 is derived from the Company’s December 31, 2004 audited financial statements.

The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2005.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Promotional Pricing Incentives from Vendors

The Company receives promotional pricing incentives from several product vendors. The amount of the pricing incentives is based on the volatility of the price of the Company’s key product components and the quantity of historical purchases of these components from such vendors. The pricing incentives have no impact on future component purchases from these vendors. The Company records the reimbursement from vendors for these promotional pricing incentives when the Company is released of the legal liability for the payment of the product purchases by the vendors. Promotional pricing incentives from the Company’s vendors totaled $130,000 and $0 for the three months ended June 30, 2005 and 2004, respectively, and $5.4 million and $0 for the six months ended June 30, 2005 and 2004, respectively.

Expense Classifications

In 2005, warehouse and storage related expenses have been reclassified from selling, general and administrative expenses to cost of sales. Classification of these expenses as a component of cost of sales is a practice that is consistent with others within the Company’s industry. The reclassified warehouse and storage related expenses were $1.8 million and $2.0 million for the three months ended June 30, 2005 and 2004, respectively, and $4.2 million and $4.3 million for the six months ended June 30, 2005 and 2004, respectively.

Derivatives

Our European region entered into a foreign currency option contract to minimize the impact of foreign currency fluctuations on our business in Europe. The foreign currency option contract allows us to sell 2.0 million Euros per month for an eight to twelve month term at specific rates based on the spot rate in the market. This contract is not accounted for as a hedge under the Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

Note 2 -	Stock-Based Compensation

On May 9, 2005, the Company re-priced all outstanding stock options held by the Company’s employees, executive officers and members of the Board of Directors of record on March 2, 2005. As a result, the exercise prices of all the Company’s outstanding stock options subject to the re-pricing were lowered to $0.38 per share resulting in stock expense of $1.1 million which was recorded during the second quarter of 2005. There was no change in the number of shares subject to each re-priced stock option, vesting or other terms. The repricing was implemented in order to improve morale by realigning the cash and equity components of the Company’s compensation programs for employee, executive officers and directors.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires fair value recognition of stock option grants in the income statement as an expense and is effective for the first interim and annual reporting period that begins January 1, 2006. This pronouncement will become effective for the Company as of the first quarter of 2006 and may have a material impact on the Company operating results.  Among other changes, SFAS 123(R) will require the Company to include the impact of estimated volatility in determining fair value. The Company is in the process of evaluating the impact of this pronouncement on the financial statements and how it may change the way the Company provides incentive compensation to its employees in the future.

During the second quarter of 2005, the Company elected to adopt the fair value based employee stock-based compensation expense recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), using the modified prospective method. The Company previously applied the intrinsic value based expense recognition provisions set forth in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Had the Company not adopted SFAS 123, the stock options that were re-priced would have been subject to variable accounting with changes in the fair value of the stock options being recorded in the statements of operations. SFAS 123 states that the adoption of the fair value based method is a change to a preferable method of accounting. Management believes that use of the fair value based method to record employee stock-based compensation expense is consistent with the accounting for all other forms of compensation. The adoption of the fair value based recognition provision decreased net income by $213,000 and $272,000 for the three-month and the six-month periods ended June 30, 2005, respectively. The $272,000 related to the adoption of SFAS 123 was recognized during the three months ended June 30, 2005.

The effects of the adoption of the change on income from continuing operations, net income, and earnings per share for the three-month and six-month periods ended June 30, 2005 are as follows (in thousands, except per share data):

	Three Months ended	Three Months ended	Six Months ended	Six Months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
(Loss) income from continuing operations	$(16,293)	$(992)	$(16,811)	$9,685
Net (loss) income	(15,513)	(2,287)	(16,097)	7,358
Earnings (loss) per share	(0.05)	(0.00)	(0.05)	0.02

Pro forma for adoption of SFAS 123:
(Loss) income from continuing operations	(16,293)	(1,036)	(16,811)	9,576
Net (loss) income	(15,513)	(2,331)	16,097	7,249
Earnings (loss) per share	$(0.05)	$(0.01)	$(0.05)	$0.02

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30	Six Months Ended June 30
	2005	2005

Dividend yield	0%	0%
Expected volatility	0%	0%
Risk-free interest rates	3.90%	3.90%
Expected life	4 years	4 years

Note 3 -	Comprehensive (Loss) Income

Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities available for sale that are reflected in stockholders’ equity instead of net (loss) income.  The following table sets forth the calculation of comprehensive income for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net (loss) income	$(15,513)	$(2,287)	$(16,097)	$7,358
Foreign currency translation	61	(415)	150	167
Unrealized holding gains (losses) on marketable securities-less realized gains	209	(1,646)	784	(913)
Net change in other comprehensive (loss) income	270	(2,061)	934	(746)
Total comprehensive (loss) income	$(15,243)	$(4,348)	$(15,163)	$6,612

Note 4 - Income Taxes

The Company recorded a non-cash charge of $13.7 million to establish a valuation allowance against its net deferred income tax asset during the second quarter ended June 30, 2005. The valuation allowance has been calculated pursuant to SFAS No. 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes the Company’s past and projected future performance, the market environment in which the Company operates the utilization of past tax credits and the length of the carryback and carryforward periods of net operating losses. In determining that a valuation allowance is required, the Company placed added weight on the operating results of the past two years and the projected results for 2005. The Company intends to maintain a valuation allowance against its deferred income tax assets until sufficient positive evidence, as contemplated by SFAS No. 109, exists to support its reversal.  The Company does not intend to recognize any domestic tax benefit in future periods until an appropriate level of profitability is achieved.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the "Act").  The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions of the Act.  As such, the Company is not in a position to decide whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the United States.  The Company is currently conducting an evaluation of the effects of the repatriation provisions of the Act and expects to complete this evaluation by December 31, 2005. The Company does not expect the Act to have a material impact on the Company’s financial position or results of operations.

Note 5 -	Commitments and Contingencies

Litigation — The Company is involved in various legal matters in the normal course of its business. Management believes that the ultimate outcome of such matters will not have a material adverse effect on the accompanying consolidated condensed financial statements. However, if an infringement claim is successful and the Company is unable to obtain the license for the infringed technology or substitute similar non-infringing technology, the Company’s business could be harmed.

Imposition of Additional Duties and Taxes — The European Union countries have issued notices stating that effective October 1, 2004, LCD monitors with DVI connectors will incur a 14% import duty tax. Thus far, this change in classification has been applied prospectively. However, the Company believes it is probable that the tariff will be applied retroactively.  The Company will continue to monitor this situation and will work to change its business processes to minimize the negative impacts of this new tariff. As of June 30, 2005, the Company has accrued $3.5 million of expense related to this potential liability.

Services Agreements — The Company entered into services agreements with logistics suppliers in the United States and Europe in 1999 and 2002, respectively. These agreements provide for warehousing, shipping and freight services. The amount to be paid is based on the level of services provided as defined in the agreements. The expense was $2.2 million and $1.6 million for the three months ended June 30, 2005 and 2004, respectively, and $4.8 million and $3.8 million for the six months ended June 30, 2005 and 2004, respectively.

Note 6 -	Business Segments

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), the Company has three reportable segments: Americas, Europe and Asia Pacific. The Company believes these segments do not meet the economically similar criteria requirements of SFAS No. 131, and, therefore, are separate reportable segments. The Company sells similar products in the local markets, including CRT displays, LCD displays, projectors, plasma displays, HDTV technology and the latest in mobile products including wireless monitors. The types and class of customers, primarily distributors and retailers, are also similar across the product lines. The Company has two core products—visual displays (CRT and LCD computer monitors) and other products. Both products are sold in all of its markets. The following segment financial information is for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Sales:
Americas	$134,375	$153,615	$255,015	$313,284
Europe	55,411	42,804	131,632	109,578
Asia Pacific	94,831	64,393	171,881	130,554
Total	$284,617	$260,812	$558,528	$553,416
(Loss) income from operations:
Americas	$(1,957)	$1,549	$(8,628)	$7,491
Europe	(1,260)	(587)	3,157	5,183
Asia Pacific	2,520	(1,084)	5,530	592
Total	$(697)	$(122)	$59	$13,266

Note 7 -	Warranty

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

Six Months Ended June 30	Beginning Accrued Warranty Liability	Payment for Units Returned	Additional Warranty Expense for Units Sold	Ending Accrued Warranty Liability
2004	$14,567	$(6,105)	$6,479	$14,941
2005	$17,365	$(6,083)	$8,157	$19,439

Note 8 -	Earnings Per Share

The Company presents both basic and diluted earnings (loss) per share (“EPS”) amounts. Basic EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted EPS amounts are based upon the weighted-average number of common and potential common shares, including warrants outstanding during the period.

Potential common shares are excluded from the computation in periods in which they have an anti-dilutive effect. The Company uses the treasury stock method to calculate the impact of outstanding stock options. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. For the three months ended June 30, 2005 and 2004, options for 32,825,000 and 6,659,000 shares, respectively, were excluded from the diluted earnings per common share calculation because they were anti-dilutive. For the six months ended June 30, 2005 and 2004, options for 32,825,000 and 4,650,000 shares, respectively, were excluded from the diluted earnings per common share calculation because they were anti-dilutive.

The basic and diluted EPS was calculated using the EITF 03-06 Participating Securities and the Two Class Method under SFAS No. 128. The following is a reconciliation of the numerators and denominators of the basic and diluted net (loss) income per share computations. Amounts are for the periods indicated (amounts in thousands, except per share information).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic EPS:
Numerator:
(Loss) income from continuing operations (1)	$(16,668)	$(1,329)	$(17,546)	$9,021
Income (loss) from discontinued operations	$780	$(1,295)	$714	$(2,327)
Denominator weighted-average shares outstanding	353,978	353,921	353,975	353,913
Basic EPS:
Continuing operations	$(0.05)	$0.00	$(0.05)	$0.03
Discontinued operations	$0.00	$0.00	$0.00	$(0.01)
Total Basic EPS	$(0.05)	$0.00	$(0.05)	$0.02
Diluted EPS:
Numerator:
(Loss) income from continuing operations (1)	$(16,668)	$(1,329)	$(17,546)	$9,021
Income (loss) from discontinued operations	$780	$(1,295)	$714	$(2,327)
Denominator weighted-average shares outstanding	353,978	353,921	353,975	353,913
Stock options(2)				2,009
Interest warrants(3)				3,270
Total shares	353,978	353,921	353,975	359,192
Diluted EPS:
Continuing operations	$(0.05)	$0.00	$(0.05)	$0.03
Discontinued operations	$0.00	$0.00	$0.00	$(0.01)
Total Diluted EPS	$(0.05)	$0.00	$(0.05)	$0.02

(1)
Prepared in accordance with EITF 03-06 Participating Securities and the Two Class Method under SFAS No. 128. (Loss) Income from continuing operations includes the accretion for the mandatorily redeemable preferred stock. The EPS calculation allocated (loss) income from continuing operations between common stock and the convertible mandatorily redeemable preferred stock.

(2)
For the three months ended June 30, 2005 and 2004, options for 32,895,000 and 6,659,000 shares, respectively, were excluded from the diluted earnings per common share calculation because they were anti-dilutive. For the six months ended June 30, 2005 and 2004, options for 32,895,000 and 4,650,000 shares, respectively, were excluded from the diluted earnings per common share calculation because they were anti-dilutive.

(3)
For the three months and six months ended June 30, 2005, common stock issuable upon the exercise of outstanding warrants of 3,275,000 and 3,275,000, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.

Note 9 -	Discontinued Operations

On July 30, 2004, the Company completed the sale of Advance Digital Optics, Inc. (“ADO”), a majority-owned subsidiary and recorded a $3.3 million gain, net of tax expense of $1.1 million. The cost basis of its investment in ADO was $4.1 million. The Company also incurred $0.3 million of expenses associated with the sale. Ten percent of the gross proceeds payable to the Company, as well as ten percent payable to certain other principal shareholders of ADO, remained in escrow through July 30, 2005 to afford the buyer recourse in the event of a breach of representations and warranties under the merger agreement. In August, 2005, the Company received its entire portion of the amounts held in escrow without any deduction or offset.

During the fourth quarter of 2004, the Company made the decision to dispose of VisionBank, one of its majority-owned subsidiaries. As of June 30, 2005, there were no assets or liabilities. The gain recorded from discontinued operations was $780,000 and $714,000 for the three and six months ended June 30, 2005.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of these businesses are reported as discontinued operations for the periods indicated (in thousands):

Discontinued Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Sales	$67	$4,727	$108	$6,360
Income (loss) from discontinued operations (no tax effect)	$780	$(1,295)	$714	$(2,327)

Dec. 31, 2004
Current assets	$1,769
Other assets	40
Total assets	1,809
Accounts payable and accrued expenses	3,656
Net (liabilities) assets of discontinued operations	$(1,847)

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

In this report, all references to “ViewSonic,””we,”“us,” or “our” mean ViewSonic Corporation and our subsidiaries.

Our Company

ViewSonic Corporation is a leading global provider of visual display technology products. We develop market and support a broad range of display technology products, including liquid crystal displays, or LCD, monitors, cathode ray tube, or CRT, monitors, projectors, LCD TVs, plasma displays and the latest in mobile products including wireless monitors.

Our ViewSonic branded products are sold through distributors, retailers and other resellers to businesses, including Fortune 1000 companies, small and medium sized businesses and consumer electronics markets. We sell our products globally and our sales are managed geographically in three regional segments: the Americas, Europe and Asia Pacific.

Recent Trends in Our Business

In the second quarter of 2005, we continued to experience the challenges observed in the first quarter of 2005. Despite the revenue and unit sales growth in the second quarter of 2005 as compared to the second quarter of 2004, our profitability was negatively impacted by continued intense competition, volatility of supply and declining average selling prices (“ASPs”), and product costs.

The ASP of our LCD monitors decreased approximately 39.7% and 37.9% for the three and six months ended June 30, 2005 when compared to the three and six months ended June 30, 2004, respectively. The decline in LCD monitor’s average selling price was primarily due to increased production capacity and aggressive price competition. According to a March 2005 iSuppli report, larger size LCD panel prices are expected to stabilize while the LCD TV panel prices will continue to decline due to competition from plasma and microdisplay-based rear-projector products. Overall, we expect the excess capacity situation and price declines to continue in the short term until anticipated market demand growth is realized and consumes the increased supply.

In order to mitigate these challenges, we have continued to implement strategic initiatives designed to focus our resources on our core products, to improve supply chain and logistics efficiency, to simplify our business processes to maximize operating efficiencies in all aspects of our business, to grow sales in regional markets and to expand core product offerings, among others. We believe that the successful implementation of these initiatives will position us to compete favorably.

We sold approximately 1.4 million display products in the second quarter of 2005 compared to approximately 1.0 million display products in the second quarter of 2004. In terms of LCD displays, unit sales grew 106.3% in the second quarter of 2005 compared to the second quarter of 2004. As a result, our net sales increased to $284.6 million in the second quarter of 2005 from $260.8 million in the second quarter of 2004 despite a 22% decline in average selling prices in the second quarter of 2005 compared to the second quarter of 2004. In addition, our profitability has been positively impacted by the implementation of some key initiatives to maximize operating efficiencies in order to adjust our cost structure to compete favorably in an intensely competitive display industry.

The European Union countries have issued notices stating that effective October 1, 2004, LCD monitors with DVI connectors would incur a 14% import duty tax. Thus far, this change in classification has been applied prospectively. However, we believe it is probable that the tariff will be applied retroactively.  We will continue to monitor this situation and will work to change our business processes to minimize the negative impacts of this new tariff.

We are subject to local laws and regulations in various regions in which we operate, including the European Union, or EU.  There are two particular EU directives that may have a material impact on our business.  The first is the Restriction of Certain Hazardous Substances Directive, or RoHS, which restricts the distribution of certain substances, including lead, within the EU and is effective July 1, 2006.  In addition to eliminating and/or reducing the level of specified hazardous materials from our products, and we will also be required to maintain and publish a detailed list of all chemical substances in our products.  We are starting to receive requests from our customers, including some of the our major customers, for RoHS compliant products.  We are in the process of compiling RoHS compliant information on our products as well as procuring RoHS compliant material and information from our suppliers. The second directive is the Waste Electrical and Electronic Equipment Directive, or WEEE, which is effective January 2006, and requires manufacturers or importers to take back and recycle all products it manufactures or imports into the EU at its own expense. Certain EU countries have decided to adopt WEEE on August 13, 2005; however, the majority of EU countries into which our European region sells our products, intend to adopt the legislation in January 2006. Many of those countries adopting WEEE in August 2005 have not published regulations or issued legislation with respect to producers’ obligations. We are currently unable to assess the impact of these directives on our operations until more information becomes available.

Results of Operations

The following table sets forth, for the periods indicated, our consolidated condensed statements of operations expressed as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.5	88.6	90.1	87.0
Gross profit	9.5	11.4	9.9	13.0
Selling, general and administrative expenses	9.8	11.5	9.9	10.7
(Loss) income from operations	(0.3)	(0.1)	0.0	2.3
Other (expense) income - net:
Interest expense	(0.2)	(0.2)	(0.2)	(0.2)
Other - net	(0.6)	(0.2)	(0.5)	0.2
Other (expense) income - net	(0.8)	(0.4)	(0.7)	(0.0)
(Loss) income from continuing operations before income taxes	(1.1)	(0.5)	(0.7)	2.3
(Benefit) provision for income taxes	4.7	0.0	2.4	0.6
(Loss) income from continuing operations	(5.8)	(0.5)	(3.1)	1.7
Income (loss) from discontinued operations	0.3	(0.5)	0.1	(0.4)
Net (loss) income	(5.5)	(1.0)	(3.0)	1.3
Preferred stock accretion	(0.1)	(0.1)	(0.1)	(0.1)
Net (loss) income available to common stockholders	(5.6)%	(1.1)%	(3.1)%	1.2%

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	Percentage Increases/ (Decreases)	2004	2005	Percentage Increases/ (Decreases)	2004
			(in thousands)
Net sales:
Americas	$134,375	(12.5)%	$153,615	$255,015	(18.6)%	$313,284
Europe	55,411	29.5%	42,804	131,632	20.1%	109,578
Asia Pacific	94,831	47.2%	64,393	171,881	31.7%	130,554
Total	$284,617	9.1%	$260,812	$558,528	0.9%	$553,416
(Loss) income from operations:
Americas	$(1,957)	(226.3)%	$1,549	$(8,628)	(215.2)%	$7,491
Europe	(1,260)	(114.8)%	(587)	3,157	(39.1)%	5,183
Asia Pacific	2,520	332.6%	(1,084)	5,530	834.1%	592
Total	$(697)	(471.3)%	$(122)	$59	(99.6)%	$13,266

Consolidated Results of Operations—Three Months and Six Months Ended June 30, 2005 and June 30, 2004

Net Sales

Our consolidated net sales increased $23.8 million, or 9.1%, to $284.6 million for the three months ended June 30, 2005 compared to $260.8 million for the three months ended June 30, 2004. Consolidated net sales increased $5.1 million, or 0.9%, to $558.5 million for the six months ended June 30, 2005 compared to $553.4 million for the six months ended June 30, 2004. Net sales outside of the Americas region accounted for 52.8% and 41.1% of total net sales for the three months ended June 30, 2005 and 2004, and 54.3% and 43.4% of total net sales for the six months ended June 30, 2005 and 2004, respectively. The growth in net sales outside of the Americas was predominantly driven by higher net sales in China, Russia, the Middle East and Taiwan due to a shift in demand from CRT to LCD and a shift in demand to larger screen sizes. The increase in unit volume was offset by a decline in the ASP per unit of 22.4% and 22.2% for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004. Additionally, due to the LCD supply volatility that occurred in the second quarter of 2005, we reduced the number of sales allowance programs offered worldwide, which resulted in a reduction of sales allowances in the second quarter of 2005 as compared to the second quarter of 2004. Returns and sales incentive allowances charged against gross sales were $19.8 million and $25.0 million for the three months ended June 30, 2005 and 2004, and $54.1 million and $46.0 million for the six months ended June 30, 2005 and 2004, respectively.

We sold approximately 1.4 million display products for the three months ended June 30, 2005 compared to approximately 1.0 million display products for the three months ended June 30, 2004. Of the total product units sold for the three months ended June 30, 2005, LCD monitors accounted for 50.8%, CRT monitors accounted for 32.0%, and other products accounted for 17.2% as compared to 34.6%, 52.2%, and 13.1%, respectively, for the three months ended June 30, 2004. The increase in units sold was primarily due to continued expansion in China and other areas of Asia as well as stronger unit sales in Europe.

We sold approximately 2.7 million display products for the six months ended June 30, 2005 compared to approximately 2.1 million display products for the six months ended June 30, 2004. Of the display product units sold for the six months ended June 30, 2005, LCD monitors accounted for 51.8%, CRT monitors accounted for 31.3%, and other products accounted for 16.9% as compared to 36.1%, 51.8%, and 12.1%, respectively, for the six months ended June 30, 2004. The increase in units sold was primarily due to continued expansion in China and other areas of Asia as well as stronger unit sales in Europe.

Americas—In our Americas region, net sales decreased $19.2 million, or (12.5)%, to $134.4 million for the three months ended June 30, 2005 compared to $153.6 million for the three months ended June 30, 2004. Net sales decreased $58.3 million, or (18.6)%, to $255.0 million for the six months ended June 30, 2005 compared to $313.3 million for the six months ended June 30, 2004. The decrease in net sales was primarily due to rapidly declining ASPs as a result of intense competition and was partially offset by higher LCD unit sales due to the shift in the ratio of sales from CRT to LCD products as well as a shift to larger screen sizes.

Europe—In our Europe region, net sales increased $12.6 million, or 29.5%, to $55.4 million for the three months ended June 30, 2005 compared to $42.8 million for the three months ended June 30, 2004. Net sales increased $22.1 million, or 20.1%, to $131.6 million for the six months ended June 30, 2005 compared to $109.6 million for the six months ended June 30, 2004. The increase in net sales was primarily due to the region’s continued expansion in Russia, the Middle East and the United Kingdom. Net sales also increased due to the shift in the ratio of sales from CRT to LCD products as well as a shift to larger screen sizes.

Asia Pacific—In our Asia Pacific region, net sales increased $30.4 million, or 47.2%, to $94.8 million for the three months ended June 30, 2005 compared to $64.4 million for the three months ended June 30, 2004. Net sales increased $41.3 million, or 31.7%, to $171.9 million for the six months ended June 30, 2005 compared to $130.6 million for the six months ended June 30, 2004. The primary reason for the increase in net sales was due to our continued growth in the China market, largely as a result of increased unit shipments of LCD and CRT products as well as a shift to larger screen sizes. In addition, net sales also increased due to higher unit sales in existing markets such as Taiwan, Australia, New Zealand and Southeast Asia as a result of expanding our customer base.

Cost of Sales

Our consolidated cost of sales increased $26.4 million, or 11.4%, to $257.5 million for the three months ended June 30, 2005 compared to $231.1 million for the three months ended June 30, 2004. Consolidated cost of sales increased $22.2 million, or 4.6%, to $503.3 million for the six months ended June 30, 2005 compared to $481.2 million for the six months ended June 30, 2004. As a percentage of net sales, cost of sales increased to 90.5% for the three months ended June 30, 2005 from 88.6% for the three months ended June 30, 2004. For the six months ended June 30, 2005 cost of sales increased to 90.1% as a percentage of net sales from 87.0% for the six months ended June 30, 2004. The increase in cost of sales as a percentage of our net sales is primarily due to the ASP per unit declining at a faster rate than our cost of sales declined. Additionally, the increase in cost of sales was also due to higher warranty costs of $733,000 and $1.7 million for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004. The increased warranty costs were primarily related to the increased unit shipments in our Europe and Asia Pacific regions. Overall, gross margin declined to 9.5% for the three months ended June 30, 2005 compared to 11.4% for the three months ended June 30, 2004. Gross margin also declined to 9.9% for the six months ended June 30, 2005 compared to 13.0% for the six months ended June 30, 2004.

Selling, General and Administrative

Selling, general and administrative expenses decreased $2.1 million, or (6.9)%, to $27.8 million for the three months ended June 30, 2005 compared to $29.9 million for the three months ended June 30, 2004. Selling, general and administrative expenses decreased $3.9 million, or 6.6%, to $55.1 million for the six months ended June 30, 2005 compared to $59.0 million for the six months ended June 30, 2004. The dollar decrease was mainly attributable to strategic initiatives undertaken by us to maximize operating efficiencies and reduce our operating expenses. Some of these initiatives resulted in lower advertising and marketing expenses of $2.5 million and $3.9 million for the three and six months ending June 30, 2005 as a result of utilizing more efficient mediums for advertising and marketing, lower personnel related expenses of $564,000 and $645,000 for the three and six months ended June 30, 2005 due to headcount reductions, lower IT related expenses of $361,000 and $556,000 for the three and six months ending June 30, 2005, lower travel expenses of $216,000 and $381,000 for the three and six months ending June 30, 2005 partially offset by a $1.4 million of compensation expense related to our initiative to re-price our stock options, and the adoption of SFAS 123. As a percentage of net sales, selling, general and administrative expenses decreased to 9.8% for the three months ended June 30, 2005 from 11.5% for the three months ended June 30, 2004. As a percentage of net sales, selling, general and administrative expenses decreased to 9.9% for the six months ended June 30, 2005 from 10.7% for the six months ended June 30, 2004.

(Loss) Income from Operations

Loss from operations increased $575,000 to a loss of $697,000 for the three months ended June 30, 2005 when compared to a loss of $122,000 for the three months ended June 30, 2004. Income from operations decreased $13.1 million to $59,000 for the six months ended June 30, 2005 when compared to $13.3 million for the six months ended June 30, 2004. As a percentage of net sales, income from operations decreased to 0.2% for the three months ended June 30, 2005 when compared to 0.0% for the three months ended June 30, 2004. As a percentage of net sales, income from operations decreased to 0.0% for the six months ended June 30, 2005 when compared to 2.4% for the six months ended June 30, 2004. The decrease for the three and six months ended June 30, 2005 when compared to the three and six months ended June 30, 2004 was primarily due to a decline in the ASP per unit as a result of intense competition, higher warranty costs and the stock option re-pricing expense partially offset by lower advertising and marketing expenses.

Americas — In our Americas region, loss from operations increased $3.5 million to a loss of $2.0 million for the three months ended June 30, 2005 when compared to a previous income of $1.5 million for the three months ended June 30, 2004. Loss from operations increased $16.1 million to a loss of $8.6 million for the six months ended June 30, 2005, when compared to a previous income of $7.5 million for the six months ended June 30, 2004. The increased loss for the three and six months ended June 30, 2005 when compared to the three and six months ended June 30, 2004 was mainly due to a decline in the ASP per unit as a result of intense competition and lower net sales partially offset by lower selling, general and administrative expenses.

Europe —In our European region, loss from operations increased $674,000 to a loss of $1.3 million for the three months ended June 30, 2005 when compared to a loss of $587,000 for the three months ended June 30, 2004. Income from operations decreased $2.0 million, or 39.1%, to $3.2 million for the six months ended June 30, 2005 when compared to $5.2 million for the six months ended June 30, 2004. Despite solid growth in the region’s net sales in the three and six months ending June 30, 2005 as compared to the three and six months ending June 30, 2004, the decrease in income from operations was primarily due to aggressive pricing resulting from intense competition and the weakening of the Euro compared to the US dollar. Additionally, income from operations was negatively impacted by higher warranty costs and higher selling, general and administrative expenses related to supporting the region’s increased sales volume in existing markets. Although selling, general and administrative expenses increased in dollar terms during the three and six months ended June 30, 2005 in comparison to the same period ended June 30, 2004, as a percentage of net sales, the expense decreased to 13.2% and 10.9% from 14.9% and 12.1% respectively, for the three and six month period ended June 30, 2005.

Asia Pacific — In our Asia Pacific region, income from operations increased $3.6 million to $2.5 million for the three months ended June 30, 2005 when compared to a loss of $1.1 million for the three months ended June 30, 2004. Income from operations increased $4.9 million to $5.5 million for the six months ended June 30, 2005 when compared to $592,000 for the six months ended June 30, 2004. The increase in income from operations for the three and six months was due to an increase in net sales in the China and Southern Asia markets offset by higher selling, general and administrative expenses related to supporting our continued expansion in China.

Other (Expense) Income, Net

Other (expense) income, net decreased $1.2 million to a loss of $2.2 million for the three months ended June 30, 2005 compared to a net expense of $1.0 million for the three months ended June 30, 2004. Net other (expense) income also decreased $3.4 million to a loss of $3.7 million for the six months ended June 30, 2005 compared to a net expense of $304,000 for the six months ended June 30, 2004. The decrease was mainly related to foreign currency exchange losses, which totaled $900,000 and $3.3 million for the three and six months ended June 30, 2005 compared to a foreign currency exchange loss of $1.2 million and $400,000 for the three and six months ended June 30, 2004. Additionally, the decrease was partially attributable to the fact that we had zero investment gains (losses) for the three and six months ended June 30, 2005 as compared to investment gains of $553,000 and $861,000 the three and six months ended June 30, 2004.

Provision for Income Taxes

The provision (benefit) for income taxes was $13.4 million or 462% on loss from continuing operations for the three months ended June 30, 2005 as compared to $(92,000), or (9)% on loss from continuing operations for the three months ended June 30, 2004.

The provision for income taxes was $13.2 million, or 365%, on losses from continuing operations for the six months ended June 30, 2005 as compared to $3.3 million, or 25%, on income from continuing operations for the six months ended June 30, 2004. The effective tax rate increased from 25.0% for the six months ended June 30, 2004 to 365.0% for the six months ended June 30, 2005 primarily due to the recording of a non-cash charge of $13.7 million to establish a valuation allowance against its net deferred income tax assets, during the second quarter ended June 30, 2005. The valuation allowance has been calculated pursuant to SFAS No. 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes the Company’s past and projected future performance, the market environment in which the Company operates the utilization of past tax credits and the length of the carryback and carryforward periods of net operating losses. In determining that a valuation allowance is required, the Company placed added weight on the operating results of the past two years and the projected results for 2005. The Company intends to maintain a valuation allowance against its deferred income tax assets until sufficient positive evidence, as contemplated by SFAS No. 109, exists to support its reversal.  The Company does not intend to recognize any domestic tax benefit in the future periods until an appropriate level of profitability is achieved.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Net cash (used in) provided by operating activities	$(13,045)	$4,011
Net cash used in investing activities	(7,212)	(1,745)
Net cash used in financing activities	(3,516)	(1,437)
Net cash used in operating activities of discontinued operations	(1,001)	(3,608)

Net decrease in cash and cash equivalents	$(24,774)	$(2,779)

As of June 30, 2005, we had cash, cash equivalents and short-term investments of $84.8 million. Our cash balances are held in numerous locations throughout the world. Most of the amounts held outside the United States could be repatriated to the United States, but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. In certain countries, foreign exchange limitations limit the amount of cash that can be repatriated. We have accounted for the U.S. federal tax liability on these amounts for financial statement purposes except for foreign earnings that are considered indefinitely reinvested outside the United States. Repatriation could result in additional US. federal income tax payments in future years. Where local restrictions prevent an efficient inter-company transfer of funds, our intent is that cash balances would remain in the foreign country and we would meet United States liquidity needs through ongoing cash flows from operations, external borrowings, or both. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We expect to meet expected and unexpected cash flow needs by accessing our credit lines in the Americas, Europe and Asia Pacific.

In October 2004, the “American Jobs Creation Act of 2004” was passed.  We are currently assessing the impact of this law on our operations and expect this assessment to be completed by December 31, 2005, particularly relative to provisions on repatriation of foreign earnings.  We do not expect this act to have a material impact on our financial position or results of operations.

Operating Activities

Cash flow used in operating activities was $13.0 million during the six months ended June 30, 2005 compared to cash flow provided by operating activities of $4.0 million during the six months ended June 30, 2004. The decrease between the six months ended June 30, 2005 and June 30, 2004 was primarily due to the decrease in income from continuing operations, decline in accounts payable and partially offset by a decrease in inventory and accounts receivable.

Accounts receivable decreased by $16.2 million to $136.9 million at June 30, 2005 from $153.2 million at December 31, 2004 primarily due to the timing of sales. Day’s sales outstanding increased slightly to 47 days at June 30, 2005 compared to 41 days at June 30, 2004 primarily due to a shift in sales to regions that traditionally have longer A/R terms. As of June 30, 2005, we had no major collection or billing problems that had not already been accounted for in our allowance for doubtful accounts. We have not materially changed our payment terms or delinquency policies between 2004 and 2005.

Inventories decreased by $46.0 million to $102.2 million at June 30, 2005 compared to $148.2 million at December 31, 2004. Our inventory turns increased to four times for the six months ended June 30, 2005 as compared to three times for the six months ended June 30, 2004.

Accounts payable decreased approximately $72.4 million to $209.2 million at June 30, 2005 compared to $281.6 million at December 31, 2004. The decrease was largely due to the decrease in our inventory balances and timing of product payments.

Investing Activities

Cash flow used in investing activities was $7.2 million during the six months ended June 30, 2005 compared to cash flow used in investing activities of $1.7 million during the six months ended June 30, 2004. The primary reason for the variance between periods was the sale of long-term investments in 2004 and the purchase of short-term investments in 2005.

Financing Activities

Cash flow used in financing activities was $3.5 million during the six months ended June 30, 2005 compared to cash flow used in financing activities of $1.4 million during the six months ended June 30, 2004. The primary reason for the variance was the net decrease of bank borrowings during the six months ended June 30, 2005 compared to a net increase of bank borrowings during the six months ended June 30, 2004 to fund operations in our Asia Pacific region.

Operating Activities of Discontinued Operations

Cash flow used in operating activities of discontinued operations was $1.0 million during the six months ended June 30, 2005 compared to cash flow used in operating activities of discontinued operations of $3.6 million during the six months ended June 30, 2004.

Contractual Obligations and Commitments

As of June 30, 2005, we had contractual obligations and commercial commitments of $67.0 million as shown in the table below. The table below excludes obligations related to accounts payable and accrued liabilities incurred in the ordinary course of business.

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years		More than 5 years
	(in thousands)
Operating lease obligations	$3,775	$1,372	$2,403	$		$—
Subordinated notes payable (1)	48,987	861	48,126		—	—
Preferred stock mandatory redemption	15,000	15,000	0		—	—
Total	$67,762	$17,233	$50,529		$—	$—

(1)	Includes interest payable of $861,000 and $5.1 million for the respective periods presented above.

Credit Facilities

Effective as of March 16, 2005, we renewed our $50.0 million line of credit with CIT Group/Business Credit, Inc. with a new $60.0 million credit line that expires in March 2008. Advances bear interest at the prime rate plus 0.75% (5.9% at December 31, 2004) with interest payable monthly. ViewSonic Europe Limited entered into a $20.0 million line of credit facility with Burdale Financial Limited. This line of credit is secured by trade receivables and inventory of ViewSonic Europe Limited. Advances bear interest at Libor plus a margin.  The maximum amount that we may draw down, at any given time, under our outstanding credit facilities is subject to a number of terms and conditions with our lenders, including our outstanding accounts receivables and inventory levels. Certain of our other international subsidiaries also have separate lines of credit, which are secured by certain of their assets. As of June 30, 2005, there were no borrowings against these lines of credit.

Off-Balance Sheet Arrangements

As of June 30, 2005 and 2004, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

On May 9, 2005, we re-priced all outstanding stock options held by our employees, executive officers and members of the Board of Directors of record on March 2, 2005. As a result, the exercise prices of all our outstanding stock options subject to the re-pricing were lowered to $0.38 per share resulting in stock option expense of $1.1 million which was recorded during the second quarter of 2005. There was no change in the number of shares subject to each re-priced stock option, vesting or other terms. The repricing was implemented in order to improve morale by realigning the cash and equity components of our compensation programs for employee, executive officers and directors.

During the second quarter of 2005, the Company elected to adopt the fair value based employee stock-based compensation expense recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), using the modified prospective method. The Company previously applied the intrinsic value based expense recognition provisions set forth in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Had the Company not adapted SFAS 123, the stock options that were re-priced would have been subject to variable accounting with changes in the fair value of the stock options being recorded in the Statements of Operations. SFAS 123 states that the adoption of the fair value based method is a change to a preferable method of accounting. The Company elected not to early adapt SFAS 123(R) as it would have been required to include an estimate of volatility in calculating the stock option re-pricing expense. SFAS 123 does not require the use of volatility in estimating the fair value of stock options. Management believes that use of the fair value based method to record employee stock-based compensation expense is consistent with the accounting for all other forms of compensation. The adoption of the fair value based recognition provision decreased net income by $213,000 and $272,000 for the three-month and the six-month periods ended June 30, 2005, respectively. The $272,000 related to the adoption of SFAS 123 was recognized during the three months ended June 30, 2005.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial market risk arises from fluctuations in foreign currencies. A majority of our net sales, expense and capital purchasing activities are transacted in U.S. Dollars. However, we do transact these activities in other currencies, primarily the Euro and the Chinese Yuan and the New Taiwan dollar, among others. Our net sales and purchasing transactions denominated in currencies other than the U.S. Dollar are subject to exchange rate fluctuations and could potentially negatively impact our financial results.

We have significant European net sales denominated in the Euro. Product shipping, and selling, general and administrative costs associated with a portion of these net sales are U.S. Dollar-denominated. During the six months ended June 30, 2005, the Euro-to-U.S. Dollar foreign currency exchange rate weakened against the U.S. Dollar decreasing 11.0% compared to the year-end rate of 2004. During the six months ended June 30, 2004, the Euro-to-U.S. Dollar increased by 2.3% compared to the year-end rate of 2003. The weakening of the Euro negatively impacted the three months ended June 30, 2005 net sales and income from operations by $1.3 million and $870,000, respectively, assuming all other factors remain constant. It also negatively impacted the six months ended June 30, 2005 net sales and income from operations by $1.3 million and $870,000, respectively, assuming all other factors remain constant. We currently estimate that a 1% change in value of the Euro-to-U.S. Dollar exchange rates could impact net sales by approximately $300,000 per quarter. Effective June 7, 2005, our European region entered into a foreign currency option contract to minimize the impact of foreign currency fluctuations on our business in Europe. The foreign currency option contract allows us to sell 2.0 million Euros per month for an eight to twelve month term at specific rates based on the spot rate in the market. We cannot determine the ultimate impact of future changes to these and other currency exchange rates on our 2005 net sales, income from operations, net income, equity and comprehensive income.

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

Factors that May Affect Our Business and Financial Results

The risks described below are not exhaustive of the risks that might affect our business. Other risks, including those we currently deem immaterial, may also impact our business. Any of the following risks could materially and adversely affect our business operations, results of operations and financial condition.

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

Our results of operations for any quarter or year are not necessarily indicative of results to be expected in future periods. Our operating results have historically been, and are expected to continue to be, subject to quarterly and yearly fluctuations as a result of a number of factors, including:

•	The introduction and market acceptance of new technologies, products, and services;

•	Variations in product costs and the mix of products sold;

•	The size and timing of customer orders, which, in turn, will often depend upon the success of our customers business or specific products or services;

•	Adverse changes in the conditions in the markets for display products;

•	The size and timing of capital expenditures by our customers;

•	Inventory practices of our customers;

•	Conditions in the broader markets for information technology and communications;

•	Adverse changes in the credit quality of our customers and suppliers;

•	Adverse changes in the supply of components such as LCD panels, including oversupply and undersupply;

•	The impact of acquired businesses and technologies;

•	Changes in the pricing policies of, or the introduction of, new products by us or our competitors; and

•	Changes in the terms of our contracts with our customers or suppliers.

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

We believe that over time, this competition will have the effect of reducing the ASP of our products. Some of our competitors have substantially longer operating histories, greater assets, name recognition as well as financial, marketing, technical and other resources than we do. These advantages may allow our competitors to, among other things, undertake more extensive marketing initiatives, implement and sustain more aggressive pricing, or obtain more favorable pricing or allocations from suppliers. Consequently, there is no assurance that our products will remain competitive relative to those of our competitors. To the extent we are unable to effectively compete against our competitors for any of these reasons or otherwise, our business, financial conditions and results of operations would be materially adversely affected.

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

As a percentage of net sales, selling, general and administrative expenses represent 9.8% and 11.5% for the three months ended June 30, 2005 and 2004, respectively. As a percentage of net sales, selling, general and administrative expenses represent 9.9% and 10.7% for the six months ended June 30, 2005 and 2004, respectively. We expect sales, general and administrative expenses to remain relatively fixed or decrease as a percentage of net sales as we continue to improve efficiencies in all aspects of our business. Additionally, because we typically recognize a substantial portion of our revenues in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any revenue shortfalls. If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, it would negatively impact our financial results.

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

We generated 52.8% and 54.3% of our total net sales to customers outside of the United States and other Americas in the three and six months ended June 30, 2005, respectively. Sales to these customers outside of the United States and other Americas subjects us to a number of risks associated with conducting business outside of the United States and other Americas, including the following:

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

We rely on a limited number of wholesale distributors and national retailers for most of our sales, and changes in price or purchasing patterns and failure to maintain or establish new distributor relationships in existing and new sales channels could lower our revenue or gross margins.

We sell our products through wholesale distributors such as Ingram Micro, Tech Data Corporation and Synnex Corporation and national retailers such as Comp USA, Inc. We expect that a majority of our net sales will continue to come from sales to a small number of wholesale distributors and national retailers for the foreseeable future. We have no minimum purchase commitments or long-term contracts with any of these customers. The wholesale distributors and retailers could decide at any time to discontinue, decrease or delay their purchases of our products. We must also monitor and evaluate new sales channels in existing markets and in new markets. If we fail to establish a presence in an important developing sales channel or market, our business could be harmed.

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

The market in which we compete is subject to technological advances with yearly new product releases and price competition. As a result, the price at which we can sell our products typically declines over the life of the product. The price at which a product may be sold is generally referred to as the average selling price. For example, the average selling price of our CRT monitors declined approximately 19.2% and 15.8% for the three and six months ended June 30, 2005, when compared to the three and six months ended June 30, 2004, respectively. The average selling price of our LCD monitors decreased approximately 39.7% and 37.9% for the three and six months ended June 30, 2005 when compared to the three and six months ended June 30, 2004, respectively. The decline in LCD monitor’s average selling price was primarily due to increased production capacity and aggressive pricing competition. Of the total product units sold in the three months ended June 30, 2005, CRT monitors accounted for 32%, LCD monitors accounted for 50.8%, and other products accounted for 17.2% as compared to 52.2%, 34.7%, and 13.1%, respectively, for three months ended June 30, 2004. Of the total product units sold in the six months ended June 30, 2005, CRT monitors accounted for 31.3%, LCD monitors accounted for 51.8%, and other products accounted for 16.9% as compared to 51.8%, 36.2%, and 12.0%, respectively, for six months ended June 30, 2004.

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

Our implementation of strategic initiatives may strain our operations and increase our operating expense or harm our net earnings.

We have been implementing strategic initiatives designed to focus our resources on our core products, to improve supply chain and logistics efficiency, to simplify our business processes to maximize operating efficiencies in all aspects of our business, to grow sales in regional markets and to expand core product offerings, among others. The undertaking of these initiatives may strain our existing management, information systems, employee workforce, operational capability and financial controls. The difficulties associated with implementing these initiatives, procedures and controls may place a significant burden on our management, operational and financial resources. If we fail to successfully implement these initiatives or encounter unexpected difficulties during the implementation, our business could be harmed.

We depend on third-party contract manufacturers to manufacture our products. If these contract manufacturers experience any delay, disruption or quality control problems in their operations, we could lose market share and revenues, and our reputation may be harmed.

All of our products are manufactured, assembled, tested and packaged by contract manufacturers. We rely on several contract manufacturers to procure components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single contract manufacturer. Our contract manufacturers are primarily located in mainland China, Taiwan, and Thailand and may be subject to disruption by earthquakes, typhoons and other natural disasters, as well as political, social or economic instability. We do not have any long-term contracts with any of our third-party contract manufacturers. All of our contracts with our contract manufacturers are terminable by either party with 90 days notice for any reason or no reason. Our four largest contract manufacturers for the three and six months ended June 30, 2005 were Techview International Technology Inc., Delta Electronics, Inc, Jean Co. Ltd. and Coretronic Corporation. The loss of the services of any of our primary contract manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming.

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

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products and product enhancements that achieve broad market acceptance in the business and home markets. Our future success will depend in large part upon our ability to:

•	Identify demand trends in the business and home display markets and quickly develop, manufacture and sell products that satisfy these demands;

•	Manage our cost structure to enable us to bring new products to market at competitive prices;

•	Respond effectively to new product announcements by our competitors by designing, either internally or through third parties, competitive products;

•	Provide compatibility and interoperability of our products with products offered by other vendors and new technologies as they emerge; and

•	Manage our product offerings either as stand-alone, in combination with other products or services, or in some other manner.

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

Based on their evaluation as of June 30, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a) Exhibits

10.18	Separation Agreement by and between ViewSonic Corporation and Christopher M. Franey, dated May 10, 2005.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)   Incorporated by reference to Exhibit 10.18 to ViewSonic Corporation’s Current Report on Form 8-K (000-50730) dated May 18, 2005, filed with the Securities and Exchange Commission on May 23, 2005.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August ____, 2005.

ViewSonic Corporation

By:	/s/ James A. Morlan

James A. Morlan
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
10.18	Separation Agreement by and between ViewSonic Corporation and Christopher M. Franey, dated May 10, 2005.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1) Incorporated by reference to Exhibit 10.18 to ViewSonic Corporation’s Current Report on Form 8-K (000-50730) dated May 18, 2005, filed with the Securities and Exchange Commission on May 23, 2005.

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