Form 10-Q
period 2005-09-30
VIEWSONIC CORP
filed 2005-11-15
CIK 1068806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares of the registrant's common stock outstanding was 353,972,268 shares and the number of shares of Series B preferred stock outstanding was 7,500,000 shares, each as of November 10, 2005.

VIEWSONIC CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
(In thousands, except for share data and par value)
(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$110,658	$100,497
Short-term investments	—	2,268
Trade receivables—net	143,648	153,159
Other receivables	8,842	7,296
Inventories	127,950	148,224
Deferred income taxes	167	9,665
Prepaids and other current assets	3,459	3,095
Income taxes receivable	1,420	559
Current assets of discontinued operations (Note 9)	—	1,769
Total current assets	396,144	426,532
PROPERTY, PLANT AND EQUIPMENT—Net	13,470	15,163
LONG-TERM INVESTMENTS	6,941	7,072
GOODWILL	1,347	1,347
OTHER ASSETS—Net	5,029	8,369
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS (Note 9)	—	40
TOTAL	$422,931	$458,523
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings	$—	$3,529
Accounts payable	266,706	281,609
Accrued promotional expenses	19,763	30,267
Accrued warranty expense	21,373	17,365
Other accrued expenses	24,246	18,702
Current liabilities of discontinued operations (Note 9)	—	3,656
Total current liabilities	332,088	355,128
SUBORDINATED NOTES PAYABLE—Related party	43,000	43,000
DEFERRED INCOME TAXES	66
CONVERTIBLE MANDATORILY REDEEMABLE PREFERRED STOCK	14,552	13,428
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value:
Authorized 600,000,000 shares at September 30, 2005 and December 31, 2004; outstanding 353,972,268 and 353,959,176 shares at September 30, 2005 and December 31, 2004, respectively	3,540	3,540
Additional paid-in capital	93,682	92,149
Accumulated deficit	(61,075)	(45,754)
Accumulated other comprehensive loss	(2,922)	(2,968)
Total stockholders’ equity	33,225	46,967
TOTAL	$422,931	$458,523

The accompanying notes are an integral part of these consolidated condensed financial statements.

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
SEPTEMBER 30, 2005 AND 2004
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
Net sales	$316,678	$249,020	$875,208	$802,436
Cost of sales	288,482	250,475	791,827	731,632
Gross profit	28,196	(1,455)	83,381	70,804
Selling, general and administrative expenses	25,154	29,667	80,278	88,661
Income (loss) from operations	3,042	(31,122)	3,103	(17,857)
Other (expense) income - net:
Interest expense	(541)	(622)	(1,588)	(1,793)
Other - net	536	304	(2,094)	1,164
Other (expense) income - net	(5)	(318)	(3,682)	(629)
Income (loss) from continuing operations before income taxes	3,037	(31,440)	(579)	(18,486)
Provision (benefit) for income taxes	1,021	(7,757)	14,217	(4,480)
Income (loss) from continuing operations	2,016	(23,683)	(14,796)	(14,006)
(Loss) income from discontinued operations (Note 9)	(115)	3,061	599	742
Net income (loss)	1,901	(20,622)	(14,197)	(13,264)
Preferred stock accretion	(389)	(349)	(1,124)	(1,013)
Net income (loss) available to common stockholders	$1,512	$(20,971)	$(15,321)	$(14,277)

Basic earnings (loss) per share
Continuing operations	$0.00	$(0.07)	$(0.04)	$(0.04)
Discontinued operations (Note 9)	$0.00	$0.01	$0.00	$0.00
Total basic earnings (loss) per share	$0.00	$(0.06)	$(0.04)	$(0.04)
Diluted earnings (loss) per share
Continuing operations	$0.00	$(0.07)	$(0.04)	$(0.04)
Discontinued operations (Note 9)	$0.00	$0.01	$0.00	$0.00
Total diluted earnings (loss) per share	$0.00	$(0.06)	$(0.04)	$(0.04)
Basic weighted average shares outstanding	353,970	353,929	353,967	353,920
Diluted weighted average shares outstanding	357,183	353,929	353,967	353,920

The accompanying notes are an integral part of these consolidated condensed financial statements.

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
SEPTEMBER 30, 2005 AND 2004
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(14,796)	$(14,006)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2,240	2,739
Loss on disposal of property, plant and equipment	1	72
Net loss (gain) on sale of long-term investments	21	(5,195)
Stock-based compensation expense	1,523	—
Deferred income taxes	12,696	(4,014)
Changes in operating assets and liabilities:
Trade receivables—net	9,560	1,619
Other receivables	(1,546)	116
Inventories	20,387	19,771
Prepaids and other current assets	(140)	(1,059)
Accounts payable	(14,822)	(76,914)
Accrued promotional and other expenses	(8,037)	10,872
Accrued warranty expense	4,029	907
Income taxes payable/receivable	1,985	(2,505)
Net cash provided by (used in) operating activities	13,101	(67,597)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(559)	(2,742)
Proceeds on sale of long-term investments	376	2,033
Proceeds on sales of short-term investments—net	2,256	3,687
Net cash provided by investing activities	2,073	2,978
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	483	15,416
Payments on bank borrowings	(3,990)	(1,475)
Proceeds from issuance of common stock	10	38
Net cash (used in) provided by financing activities	(3,497)	13,979
CASH FLOW FROM DISCONTINUED OPERATIONS
Cash flow from operating activities	(1,116)	1,113
Cash flow from investing activities	—	11,482
Cash flow from financing activities	—	(4,499)
Net cash (used in) discontinued operations	(1,116)	8,096
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,561	(42,544)
CASH AND CASH EQUIVALENTS—Beginning of year	100,497	86,828
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(400)	372
CASH AND CASH EQUIVALENTS—End of period	$110,658	$44,656

The accompanying notes are an integral part of these consolidated condensed financial statements.

VIEWSONIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim consolidated condensed financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements for ViewSonic Corporation and its subsidiaries (collectively, the “Company”) contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2005, and the Company’s results of operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. The consolidated condensed balance sheet as of December 31, 2004 is derived from the Company’s December 31, 2004 audited financial statements.

The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2005.

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

Revenue Recognition and Promotional Expense

Revenues are recognized when products are shipped and risk of loss is transferred, persuasive evidence of an arrangement exists, the price is fixed or readily determinable, and collectability is reasonably assured. The Company extends rights of return to its customers, which are accrued for based on estimated future returns determined by using estimates and historical experience.

The Company records estimated reductions to revenue for customer promotional programs and incentive offerings, including price protection, rebates, promotions, other volume-based incentives and expected returns. Future market conditions and product transitions may require the Company to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Additionally, certain incentive programs require the Company to estimate, based on historical experience, the number of customers who will actually redeem the incentive.

Promotional Pricing Incentives from Vendors

The Company receives promotional pricing incentives from several product vendors. The amount of the pricing incentives is based on the volatility of the price of the Company’s key product components and the quantity of historical purchases of these components from such vendors. The pricing incentives do not require the Company to commit to future component purchases from these vendors. The Company records the reimbursement from vendors for these promotional pricing incentives when the Company is released of the legal liability for the payment of the product purchases by the vendors. Promotional pricing incentives from the Company’s vendors were $436,000 and $0 for the three months ended September 30, 2005 and 2004, respectively, and $5.8 million and $0 for the nine months ended September 30, 2005 and 2004, respectively.

Expense Classifications

In 2005, warehouse and storage related expenses have been reclassified from selling, general and administrative expenses to cost of sales. Classification of these expenses as a component of cost of sales is a practice that is consistent with others within the Company’s industry. The reclassified warehouse and storage related expense was $2.2 million for the three months ended September 30, 2004, and $6.4 million for the nine months ended September 30, 2004.

Derivatives

The Company entered into a foreign currency option contract on June 2, 2005 to minimize the impact of foreign currency fluctuations on its business in Europe. The foreign currency option contract allows the Company to sell 2.0 million Euros per month for an eight to twelve month term ending on June 28, 2006 at specific rates based on the spot rate in the market. This contract is not accounted for as a hedge under the Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The fair value of the contract at September 30, 2005 is $240,129, which is included in other receivables. The gain is recorded in other (expense) income-net.

Note 2 - Stock-Based Compensation

On May 9, 2005, the Company re-priced all outstanding stock options held by the Company’s employees, executive officers and members of the Board of Directors of record on March 2, 2005. As a result, the exercise price of the Company’s outstanding stock options subject to the re-pricing was lowered to $0.38 per share, resulting in stock option expenses of $1.1 million. There was no change in the number of shares subject to each re-priced stock option, vesting or other terms. The repricing was implemented in order to realign the cash and equity components of the Company’s compensation programs for employees, executive officers and directors.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires fair value recognition of stock option grants in the income statement as an expense and will become effective beginning January 1, 2006. The Company is in the process of evaluating the impact of this pronouncement on the financial statements and how it may change the way the Company provides incentive compensation to its employees in the future.

During the second quarter of 2005, the Company elected to adopt the fair value based employee stock-based compensation expense recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), using the modified prospective method. The Company previously applied the intrinsic value based expense recognition provisions set forth in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Had the Company not adopted SFAS 123, the stock options that were re-priced would have been subject to variable accounting with changes in the fair value of the stock options being recorded in the Statements of Operations. The Company elected not to early adopt SFAS 123(R). Among other differences, SFAS 123(R) includes an estimate of volatility in calculating the stock option re-pricing expense. SFAS 123 does not require the use of volatility for privately held companies in estimating the fair value of stock options. Management believes that use of the fair value based method to record employee stock-based compensation expense is consistent with the accounting for all other forms of compensation. The adoption of the fair value based recognition provision decreased net income by $94,000 and $366,000 for the three-month and the nine-month periods ended September 30, 2005, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30	Nine months Ended September 30
	2005	2005

Dividend yield	0%	0%
Expected volatility	0%	0%
Risk-free interest rates	3.90%	3.90%
Expected life	4 years	4 years

Note 3 - Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities available for sale that are reflected in stockholders’ equity instead of net (loss) income.  The following table sets forth the calculation of comprehensive (loss) income for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004

Net income (loss)	$1,901	$(20,622)	$(14,197)	$(13,264)
Foreign currency translation	(254)	21	(104)	188
Unrealized holding (losses) gains on marketable securities-less realized gains	(634)	(2,208)	150	(3,121)
Net change in other comprehensive (loss) income	(888)	(2,187)	46	(2,933)
Total comprehensive income (loss)	$1,013	$(22,809)	$(14,151)	$(16,197)

Note 4 - Income Taxes

The Company recorded a non-cash charge of $13.7 million to establish a valuation of allowance against its net deferred income tax assets during the second quarter ended June 30, 2005. The valuation allowance has been calculated pursuant to SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes the Company’s past and projected future performance, the market environment in which the Company operates, the utilization of past tax credits and the length of the carry-back and carry-forward periods of net operating losses. In determining that a valuation allowance is required, the Company placed added weight on the operating results of the past two years and the projected results for 2005. The Company intends to maintain a valuation allowance until sufficient positive evidence, as contemplated by SFAS No. 109, exists in future periods.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions of the Act.  As such, the Company is not in a position to decide whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the United States. The Company is currently conducting an evaluation of the effects of the repatriation provisions of the Act and expects to complete this evaluation by December 31, 2005. The Company does not expect the Act to have a material impact on the Company’s financial position or results of operations.

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

Imposition of Additional Duties and Taxes — The European Union countries have issued notices stating that effective October 1, 2004, LCD monitors with DVI connectors will incur a 14% import duty tax. Thus far, this change in classification has been applied prospectively. However, the Company believes it is probable that the tariff will be applied retroactively.  It is anticipated that the European Union countries will have a final decision on this matter in December 2005. The Company will continue to monitor this situation and will work to change its business processes to minimize the negative impacts of this new tariff. As of September 30, 2005, the Company has accrued $3.4 million of expense related to this potential liability.

Laws, Regulations and Directives— We are subject to local laws and regulations in the various regions in which we operate, including the European Union, or EU.  There are two particular EU directives that may have a material impact on our business.  The first is the Restriction of Certain Hazardous Substances Directive, or RoHS, that restricts the distribution of certain substances, including lead, within the EU and is effective July 1, 2006.  In addition to eliminating and/or reducing the level of specified hazardous materials from our products, we will also be required to maintain and publish a detailed list of all chemical substances in our products. We are starting to receive requests from our customers, including some of our major customers, for RoHS-compliant products. We are in the process of compiling RoHS-compliant information on our products as well as procuring RoHS-compliant material and information from our suppliers. The second directive is the Waste Electrical and Electronic Equipment Directive, or WEEE that becomes effective January 2006, and requires manufacturers or importers to take back and recycle all products it manufactures or imports into the EU at its own expense. Certain EU countries decided to adopt WEEE on August 13, 2005; however, the majority of EU countries into which our European region sells our products, intend to adopt the legislation in January 2006. Many of those countries adopting WEEE in August 2005 have not published regulations or issued legislation with respect to producers’ obligations. We are currently unable to assess the impact of these directives on our operations until more information becomes available.

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
Net Sales:
Americas	$138,769	$145,718	$393,784	$459,000
Europe	77,418	49,639	209,051	159,216
Asia Pacific	100,491	53,663	272,373	184,220
Total	$316,678	$249,020	$875,208	$802,436
Income (loss) from operations:
Americas	$254	$(13,848)	$(8,376)	$(6,361)
Europe	1,218	(7,275)	4,377	(2,093)
Asia Pacific	1,570	(9,999)	7,102	(9,403)
Total	$3,042	$(31,122)	$3,103	$(17,857)

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

Nine months Ended September 30	Beginning Accrued Warranty Liability	Payment for Units Returned	Additional Warranty Expense for Units Sold	Warranty Reserve Adjustments	Ending Accrued Warranty Liability
2004	$14,567	$(8,729)	$8,790	$846	$15,474
2005	$17,365	$(8,833)	$12,246	$595	$21,373

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

Potential common shares are excluded from the computation in periods in which they have an anti-dilutive effect. The Company uses the treasury stock method to calculate the impact of outstanding stock options. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. For the three months ended September 30, 2005, the exercise price of all stock options was equal to their estimated fair value, and as a result, the outstanding options did not result in an increase of the weighted average shares outstanding during the period. For the three months ended September 30, 2004, 29,105,000 shares were excluded from the diluted earnings per common share calculation because they were anti-dilutive. For the nine months ended September 30, 2005 and 2004, options for 28,819,000 and 29,105,000 shares, respectively were excluded from the diluted earnings per common share calculation because they were anti-dilutive. For the three months and nine months ended September 30, 2005 and 2004, warrants for 7,500,000 and 10,800,000 shares, respectively, were excluded from the diluted earnings per common share calculation because they were anti-dilutive.

The basic and diluted EPS was calculated using the EITF 03-06, Participating Securities and the Two Class Method under SFAS No. 128 (“EITF 03-06”). The following is a reconciliation of the numerators and denominators of the basic and diluted net (loss) income per share computations. Amounts are for the periods indicated (amounts in thousands, except per share information).

	Three Months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
Basic EPS:
Numerator:
Income (loss) from continuing operations (1)	$1,627	$(24,032)	$(15,920)	$(15,019)
(Loss) income from discontinued operations	$(115)	$3,061	$599	$742
Denominator-weighted-average shares outstanding	353,970	353,929	353,967	353,920
Basic EPS:
Continuing operations	$0.00	$(0.07)	$(0.04)	$(0.04)
Discontinued operations	$0.00	$0.01	$0.00	$0.00
Total Basic EPS	$0.00	$(0.06)	$(0.04)	$(0.04)
Diluted EPS:
Numerator:
Income (loss) from continuing operations (1)	$1,627	$(24,032)	$(15,920)	$(15,019)
(Loss) income from discontinued operations	$(115)	$3,061	$599	$742
Denominator:
Weighted-average shares outstanding	353,970	353,929	353,967	353,920
Stock options(2)
Interest warrants(3)	3,213
Total shares	357,183	353,929	353,967	353,920
Diluted EPS:
Continuing operations	$0.00	$(0.07)	$(0.04)	$(0.04)
Discontinued operations	$0.00	$0.01	$0.00	$0.00
Total Diluted EPS	$0.00	$(0.06)	$(0.04)	$(0.04)

(1)
In accordance with EITF 03-06, income (loss) from continuing operations includes the accretion for the mandatorily redeemable preferred stock. The EPS calculation allocated income (loss) from continuing operations between common stock and the convertible mandatorily redeemable preferred stock.

(2)
For the three months ended September 30, 2005, the exercise price of all stock options was equal to their estimated fair value, and as a result, the outstanding options did not result in an increase of the weighted average shares outstanding during the period. For the three months ended September 30, 2004, 29,105,000 shares were excluded from the diluted earnings per common share calculation because they were anti-dilutive. For the nine months ended September 30, 2005 and 2004, options for 28,819,000 and 29,105,000 shares, respectively, were excluded from the diluted earnings per common share calculation because they were anti-dilutive.

(3)
For all periods provided, common stock issuable upon the exercise of outstanding valuation warrants of 7,500,000 were excluded from the diluted earnings per share calculation because they were anti-dilutive. For the three months ended September 30, 2004 and the nine months ended September 30, 2005 and 2004, 3,300,000 of interest warrants were excluded from the diluted earnings per common share calculation because they were anti-dilutive.

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

During the fourth quarter of 2004, the Company made the decision to dispose of VisionBank, one of its majority-owned subsidiaries. As of September 30, 2005, there were no assets or liabilities on the Company’s consolidated condensed financial statements related to VisionBank. The gain (loss) from discontinued operations was $(115,000) and $599,000 for the three and nine months ended September 30, 2005.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of these businesses are reported as discontinued operations for the periods indicated (in thousands):

Discontinued Operations	Three Months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
Net Sales	0	2,556	107	8,915
(Loss) income from discontinued operations (no tax benefit)	(115)	3,061	599	742

Dec. 31, 2004
Current assets	$1,769
Other assets	40
Total assets	1,809
Accounts payable and accrued expenses	3,656
Net liabilities of discontinued operations	$(1,847)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by those sections. These forward-looking statements include but are not limited to: statements related to industry trends and future growth in the markets for visual display technology products; our product development efforts; the timing of our introduction of new products; industry and consumer acceptance of our products; and future profitability. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The “Factors That May Affect Our Business and Financial Results” section, among other things, should be considered in evaluating our prospects and future financial performance.

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

Recent Trends in Our Business

We recorded $2.0 million of income from continuing operations in the third quarter of 2005 as compared with $23.7 million of loss from continuing operations in the third quarter of 2004 mainly due to net sales growth of 27% for the same period, increased operating efficiencies, higher inventory turnover and relative stability in average selling prices, or (“ASPs”). Unlike the third quarter of 2004 in which rapidly declining ASPs caused the Company to incur significant inventory write-downs, the third quarter of 2005 was characterized by relative stability in ASPs and reduced inventory write-downs. Also, our profitability has been positively impacted by the implementation of key initiatives that improve supply chain and logistics efficiency, simplify our business processes to maximize operating efficiencies in all aspects of our business, grow sales in regional markets and expand core product offerings, among others. We believe that the successful implementation of these initiatives will position us to compete favorably. However, our profit margin continues to be negatively impacted by intense competition, volatility of supply, ASPs, and product costs.

The ASP of our LCD monitors decreased approximately 29.4% and 35.5% for the three and nine months ended September 30, 2005 when compared to the three and nine months ended September 30, 2004, respectively. The decline in the LCD monitor’s ASP was primarily due to increased production capacity and aggressive price competition. We expect the excess capacity situation and price declines to continue in the short term until anticipated market demand growth is realized and consumes the increased supply.

We sold approximately 1.5 million display products in the third quarter of 2005 compared to approximately 1.1 million display products in the third quarter of 2004. In terms of LCD displays, unit sales grew 123.3% in the third quarter of 2005 compared to the third quarter of 2004. As a result, our net sales increased to $316.7 million in the third quarter of 2005 from $249.0 million in the third quarter of 2004 despite a 29.4% decline in average selling prices in the third quarter of 2005 compared to the third quarter of 2004.

The European Union countries have issued notices stating that effective October 1, 2004, certain LCD monitors with DVI connectors would incur a 14% import duty tax. Thus far, this change in classification has been applied prospectively. However, we believe it is probable that the tariff will be applied retroactively. We will continue to monitor this situation and will work to change our business processes to minimize the negative impacts of this new tariff. It is anticipated that the European Union countries will have a final decision on the classification in December 2005. As of September 30, 2005, we have accrued $3.4 million of expense related to this potential liability.

We are subject to local laws and regulations in the various regions in which we operate, including the European Union, or EU.  There are two particular EU directives that may have a material impact on our business.  The first is the Restriction of Certain Hazardous Substances Directive, or RoHS, that restricts the distribution of certain substances, including lead, within the EU and is effective July 1, 2006.  In addition to eliminating and/or reducing the level of specified hazardous materials from our products, we will also be required to maintain and publish a detailed list of all chemical substances in our products. We are starting to receive requests from our customers, including some of our major customers, for RoHS-compliant products. We are in the process of compiling RoHS-compliant information on our products as well as procuring RoHS-compliant material and information from our suppliers. The second directive is the Waste Electrical and Electronic Equipment Directive, or WEEE that becomes effective January 2006, and requires manufacturers or importers to take back and recycle all products it manufactures or imports into the EU at its own expense. Certain EU countries decided to adopt WEEE on August 13, 2005; however, the majority of EU countries into which our European region sells our products, intend to adopt the legislation in January 2006. Many of those countries adopting WEEE in August 2005 have not published regulations or issued legislation with respect to producers’ obligations. We are currently unable to assess the impact of these directives on our operations until more information becomes available.

Results of Operations

The following table sets forth, for the periods indicated, our consolidated condensed statements of operations expressed as a percentage of net sales.

	Three Months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	91.1	100.6	90.5	91.2
Gross profit	8.9	(0.6)	9.5	8.8
Selling, general and administrative expenses	7.9	11.9	9.2	11.0
Income (loss) from operations	1.0	(12.5)	0.3	(2.2)
Other (expense) income - net:
Interest expense	(0.2)	(0.2)	(0.2)	(0.2)
Other - net	0.2	0.1	(0.2)	0.1
Other (expense) income - net	0.0	(0.1)	(0.4)	(0.1)
Income (loss) from continuing operations before income taxes	1.0	(12.6)	(0.1)	(2.3)
Provision (benefit) for income taxes	0.3	(3.1)	1.6	(0.6)
Income (loss) from continuing operations	0.7	(9.5)	(1.7)	(1.7)
(Loss) income from discontinued operations	0.0	1.2	0.1	0.1
Net income (loss)	0.7	(8.3)	(1.6)	(1.6)
Preferred stock accretion	(0.1)	(0.1)	(0.1)	(0.1)
Net Income (loss) available to common stockholders	0.6%	(8.4)%	(1.7)%	(1.7)%

	Three Months Ended September 30,			Nine months Ended September 30,
	2005	Percentage Increases/ (Decreases)	2004	2005	Percentage Increases/ (Decreases)	2004
	(in thousands)
Net sales:
Americas	$138,769	(4.8)%	$145,718	$393,784	(14.2)%	$459,000
Europe	77,418	56.0%	49,639	209,051	31.3%	159,216
Asia Pacific	100,491	87.3%	53,663	272,373	47.9%	184,220
Total	$316,678	27.2%	$249,020	$875,208	9.1%	$802,436
Income (loss) from operations:
Americas	$254	101.8%	$(13,848)	$(8,376)	31.7%	$(6,361)
Europe	1,218	116.7%	(7,275)	4,377	309.1%	(2,093)
Asia Pacific	1,570	115.7%	(9,999)	7,102	175.5%	(9,403)
Total	$3,042	109.8%	$(31,122)	$3,103	117.4%	$(17,857)

Consolidated Results of Operations—Three Months and Nine months Ended September 30, 2005 and September 30, 2004

Net Sales

Our consolidated net sales increased $67.7 million, or 27.2%, to $316.7 million for the three months ended September 30, 2005 compared to $249.0 million for the three months ended September 30, 2004. Consolidated net sales increased $72.8 million, or 9.1%, to $875.2 million for the nine months ended September 30, 2005 compared to $802.4 million for the nine months ended September 30, 2004. Net sales outside of the Americas region accounted for 56.2% and 41.5% of total net sales for the three months ended September 30, 2005 and 2004, and 55.0% and 42.8% of total net sales for the nine months ended September 30, 2005 and 2004, respectively. The growth in net sales outside of the Americas was predominantly driven by higher net sales in China, Russia, the Middle East and Taiwan due to a shift in demand from CRT to LCD and a shift in demand to larger screen sizes. The increase in unit volume was offset by a decline in the ASP per unit of 29.4% and 35.5% for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 for our LCD monitors. We reduced the number and magnitude of sales allowance programs offered worldwide, which resulted in a reduction of sales allowances in the third quarter of 2005 as compared to the third quarter of 2004. In addition, we worked with our customers to minimize stock rotations. Returns and sales incentive allowances charged against gross sales were $19.7 million and $43.2 million for the three months ended September 30, 2005 and 2004, and $73.8 million and $89.2 million for the nine months ended September 30, 2005 and 2004, respectively.

We sold approximately 1.5 million display products for the three months ended September 30, 2005 compared to approximately 1.1 million display products for the three months ended September 30, 2004. Of the total product units sold for the three months ended September 30, 2005, LCD monitors accounted for 60.7%, CRT monitors accounted for 23.2%, and other products accounted for 16.1% as compared to 37.7%, 45.9%, and 16.4%, respectively, for the three months ended September 30, 2004. The increase in units sold was primarily due to continued expansion in China and other areas of Asia as well as stronger unit sales in Europe.

We sold approximately 4.3 million display products for the nine months ended September 30, 2005 compared to approximately 3.2 million display products for the nine months ended September 30, 2004. Of the display product units sold for the nine months ended September 30, 2005, LCD monitors accounted for 55.0%, CRT monitors accounted for 28.4%, and other products accounted for 16.6% as compared to 36.7%, 49.8%, and 13.5%, respectively, for the nine months ended September 30, 2004. The increase in units sold was primarily due to continued expansion in China and other areas of Asia as well as stronger unit sales in Europe.

Americas—In our Americas region, net sales decreased $6.9 million, or 4.7%, to $138.8 million for the three months ended September 30, 2005 compared to $145.7 million for the three months ended September 30, 2004. Net sales decreased $65.2 million, or 14.2%, to $393.8 million for the nine months ended September 30, 2005 compared to $459.0 million for the nine months ended September 30, 2004. The decrease in net sales was primarily due to rapidly declining ASPs as a result of intense competition and was partially offset by higher LCD unit sales due to the shift in the ratio of sales from CRT to LCD products as well as LCD TV sales growth. LCD TV contributed $16.3 million and $39.6 million of net sales for the three months and nine months ended September 30, 2005, representing a growth of 131.9% and 179.6% over the same periods in 2004, respectively.

Europe—In our Europe region, net sales increased $27.8 million, or 56.0%, to $77.4 million for the three months ended September 30, 2005 compared to $49.6 million for the three months ended September 30, 2004. Net sales increased $49.8 million, or 31.3%, to $209.1 million for the nine months ended September 30, 2005 compared to $159.2 million for the nine months ended September 30, 2004. The increase in net sales was primarily due to the region’s continued expansion in Russia, Germany, and the Middle East. Net sales also increased due to the shift in the ratio of sales from CRT to LCD products as well as a shift to larger screen sizes.

Asia Pacific—In our Asia Pacific region, net sales increased $46.8 million, or 87.3%, to $100.5 million for the three months ended September 30, 2005 compared to $53.7 million for the three months ended September 30, 2004. Net sales increased $88.2 million, or 47.9%, to $272.4 million for the nine months ended September 30, 2005 compared to $184.2 million for the nine months ended September 30, 2004. The primary reason for the increase in net sales was due to our continued growth in the China market, largely as a result of increased unit shipments of LCD and CRT products as well as a shift to larger screen sizes. In addition, net sales also increased due to higher unit sales in existing markets such as India, Taiwan, and Australia and the shift in the ratio of sales from CRT to LCD products as well as a shift to larger screen sizes

Cost of Sales

Our cost of sales increased $38.0 million, or 15.2%, to $288.5 million for the three months ended September 30, 2005 compared to $250.5 million for the three months ended September 30, 2004. Cost of sales increased $60.2 million, or 8.2%, to $791.8 million for the nine months ended September 30, 2005 compared to $731.6 million for the nine months ended September 30, 2004. As a percentage of net sales, cost of sales decreased to 91.1% for the three months ended September 30, 2005 from 100.6% for the three months ended September 30, 2004. For the nine months ended September 30, 2005 cost of sales decreased to 90.5% as a percentage of net sales from 91.2% for the nine months ended September 30, 2004. The decrease in cost of sales as a percentage of our net sales is primarily due to the reduction of inventory write-downs due to the volatile LCD market in the third quarter of 2004 and higher inventory turnover in the third quarter of 2005 as compared with that of the third quarter in 2004. Efficiencies in the inventory management also helped reduce the inventory write-offs, revaluation, warehousing and freight expenses. Offsetting these reductions slightly are increases in warranty costs in Europe and Asia. Overall, gross margin increased to 8.9% for the three months ended September 30, 2005 compared to a loss of 0.6% for the three months ended September 30, 2004. Gross margin also increased to 9.5% for the nine months ended September 30, 2005 compared to 8.8% for the nine months ended September 30, 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $4.5 million, or 15.2%, to $25.2 million for the three months ended September 30, 2005 compared to $29.7 million for the three months ended September 30, 2004. Selling, general and administrative expenses decreased $8.4 million, or 9.5%, to $80.3 million for the nine months ended September 30, 2005 compared to $88.7 million for the nine months ended September 30, 2004. The dollar decrease was mainly attributable to strategic initiatives undertaken to maximize operating efficiencies and enhance our competitiveness. Some of these initiatives resulted in lower advertising and marketing expenses of $1.9 million and $5.8 million for the three and nine months ended September 30, 2005 as a result of utilizing more efficient advertising and marketing campaigns, as well as lower personnel-related expenses of $1.9 million and $1.2 million for the three and nine months ended September 30, 2005 due to headcount reductions. As a percentage of net sales, selling, general and administrative expenses decreased to 7.9% for the three months ended September 30, 2005 from 11.9% for the three months ended September 30, 2004. As a percentage of net sales, our selling, general and administrative expenses decreased to 9.2% for the nine months ended September 30, 2005 from 11.0% for the nine months ended September 30, 2004.

Income (Loss) from Operations

Income from operations increased $34.1 million, or 109.6%, to $3.0 million for the three months ended September 30, 2005 compared to a loss of $31.1 million for the three months ended September 30, 2004. Income from operations increased $21.0 million, or 117.3%, to $3.1 million for the nine months ended September 30, 2005 compared to a loss of $17.9 million for the nine months ended September 30, 2004. As a percentage of net sales, income from operations increased to 1.0% for the three months ended September 30, 2005 compared to (12.5)% for the three months ended September 30, 2004. As a percentage of net sales, income from operations increased to 0.3% for the nine months ended September 30, 2005 compared to (2.2)% for the nine months ended September 30, 2004. The increase for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 was primarily due to increased net sales in the Europe and Asia regions and the relative stability of the LCD market as compared to 2004. We also initiated inventory management programs reducing inventory handling and warehousing. General administrative expenses have also decreased through the reduction of advertising, legal and personnel expenses.

Americas — In our Americas region, income from operations increased $14.1 million, or 102.2%, to $254,000 for the three months ended September 30, 2005 compared to an operating loss of $13.8 million for the three months ended September 30, 2004. Loss from operations increased $2.0 million, or 31.3%, to a loss of $8.4 million for the nine months ended September 30, 2005 compared to an operating loss of $6.4 million for the nine months ended September 30, 2004. The increase in income for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 was mainly due to inventory management programs, reductions in selling, general and administrative expenses and the relative stability of the LCD market as compared to 2004. The increase in the loss for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was mainly due to the ASP falling faster than the product costs.

Europe — In our European region, income from operations was $1.2 million for the three months ended September 30, 2005 compared to an operating loss of $7.3 million for the three months ended September 30, 2004. Income from operations was $4.4 million for the nine months ended September 30, 2005 compared to a $2.1 million operating loss for the nine months ended September 30, 2004. The gain in income for the three and nine months ending September 30, 2005 as compared to the three and nine months ended September 30, 2004, was primarily due to growth in the Russian and Middle East regions, and the relative stability of the LCD market as compared to 2004. Although selling, general and administrative expenses increased in dollar terms during the three and nine months ended September 30, 2005 in comparison to the same period ended September 30, 2004, as a percentage of net sales, the expense decreased to 8.8% and 12.0% from 10.1% and 12.1% respectively, for the three and nine month period ended September 30, 2005.

Asia Pacific — In our Asia Pacific region, income from operations was $1.6 million for the three months ended September 30, 2005 compared to an operating loss of $10.0 million for the three months ended September 30, 2004. Income from operations was $7.1 million for the nine months ended September 30, 2005 compared to an operating loss of $9.4 million for the nine months ended September 30, 2004. The increase in income from operations for the three and nine months was due to an increase in net sales in the China and Southern Asia markets and the relative stability of the LCD market compared to 2004.

Other (Expense) Income, Net

Other (expense) income, net decreased to a net expense of $5,000 for the three months ended September 30, 2005 compared to a net expense of $318,000 for the three months ended September 30, 2004. Other (expense) income increased to a net expense of $3.7 million for the nine months ended September 30, 2005 compared to a net expense of $629,000 for the nine months ended September 30, 2004. The decrease was mainly related to foreign currency exchange losses, which totaled $215,000 and $3.9 million for the three and nine months ended September 30, 2005 compared to a foreign currency exchange gain of $189,000 and loss of $204,000 for the three and nine months ended September 30, 2004.

Provision (Benefit) for Income Taxes

The provision for income taxes was $1.0 million, or 33.6%, on income from continuing operations for the three months ended September 30, 2005 as compared to a benefit of $7.8 million, or 24.7%, on losses from continuing operations for the three months ended September 30, 2004.

The provision for income taxes was $14.2 million on loss from continuing operations for the nine months ended September 30, 2005 as compared to a benefit of $4.5 million, on loss from continuing operations for the nine months ended September 30, 2004. Income tax expense for the nine months ended September 30, 2005 included a non-cash charge of $13.7 million to establish a valuation of allowance against our net deferred income tax assets, which was recorded during the second quarter ended June 30, 2005. The valuation allowance has been calculated pursuant to SFAS No. 109, Accounting for Income Taxes, or SFAS 109, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence include our past and projected future performance, the market environment in which we operate, the utilization of past tax credits and the length of the carryback and carryforward periods of net operating losses. In determining that a valuation allowance is required, we place added weight on the operating results of the past two years and the projected results for 2005. We intend to maintain a valuation allowance until sufficient positive evidence, as contemplated by SFAS No. 109, exists in future periods.

Liquidity and Capital Resources

	Nine months Ended September 30,
	2005	2004
	(in thousands)
Net cash provided by (used in) operating activities	$13,101	$(67,597)
Net cash provided by investing activities	2,073	2,978
Net cash (used in) provided by financing activities	(3,497)	13,979
Net cash (used in) provided by operating activities of discontinued operations	(1,116)	8,096
Net increase (decrease) in cash and cash equivalents	$10,561	$(42,544)

As of September 30, 2005, we had cash, cash equivalents and short-term investments of $110.7 million. Our cash balances are held in numerous locations throughout the world. Most of the amounts held outside the United States could be repatriated to the United States, but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. In certain countries, foreign exchange limitations limit the amount of cash that can be repatriated. We have accounted for the U.S. federal tax liability on these amounts for financial statement purposes except for foreign earnings that are considered indefinitely reinvested outside the United States. Repatriation could result in additional U.S. federal income tax payments in future years. Where local restrictions prevent an efficient inter-company transfer of funds, our intent is that cash balances would remain in the foreign countries, and that we would meet U. S. liquidity needs through ongoing cash flows from operations, external borrowings, or both. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We expect to meet our forecasted cash flow needs by accessing our credit lines in the Americas, Europe and Asia Pacific.

In October 2004, the “American Jobs Creation Act of 2004” was passed.  We are currently assessing the impact of this law on our operations and expect this assessment to be completed by December 31, 2005. We do not expect this act to have a material impact on our financial position or results of operations.

Operating Activities

Cash flow provided by operating activities was $13.1 million during the nine months ended September 30, 2005 compared to cash flow used in operating activities of $67.6 million during the nine months ended September 30, 2004. The increase between the nine months ended September 30, 2005 and September 30, 2004 was primarily due to faster accounts receivable collections and the timing of product payments.

Accounts receivable decreased by $9.6 million to $143.6 million at September 30, 2005 from $153.2 million at December 31, 2004 primarily due to the offering of cash discount programs to more customers. Sales outstanding decreased to 41 days for September 30, 2005 compared to 47 days for the three months ended September 30, 2004. As of September 30, 2005, we had no major collection or billing problems that had not already been accounted for in our allowance for doubtful accounts. We have not materially changed our payment terms or delinquency policies between 2004 and 2005.

Inventories decreased by $20.2 million to $128.0 million at September 30, 2005 compared to $148.2 million at December 31, 2004. Our inventory turns is stable at 6 times for the 9 months ended September 30, 2005 as compared with 6 times for the 9 months ended September 30, 2004.

Accounts payable decreased $14.8 million during the nine months ended September 30, 2005, compared to a decrease of $76.9 million during the nine months ended September 30, 2004. The decrease for both periods was largely due to the reduction in our inventory balances and timing of product payments.

Investing Activities

Cash flow provided by investing activities was $2.1 million during the nine months ended September 30, 2005 compared to $3.0 million during the nine months ended September 30, 2004. The primary reason for the difference between periods was that we sold more long-term investments in 2004 than in 2005.

Financing Activities

Cash flow used in financing activities was $3.5 million during the nine months ended September 30, 2005 compared to $14.0 million provided by the financing activities during the nine months ended September 30, 2004. The primary reason for the variance was the net decrease of bank borrowings during the nine months ended September 30, 2005 compared to a net increase of bank borrowings during the nine months ended September 30, 2004 to fund operations in our Asia Pacific region.

Operating Activities of Discontinued Operations

Cash flow used in operating activities of discontinued operations was $1.1 million during the nine months ended September 30, 2005 compared to $8.1 million cash provided during the nine months ended September 30, 2004.

Contractual Obligations and Commitments

As of September 30, 2005, we had contractual obligations and commercial commitments of $67.0 million as shown in the table below. The table below excludes obligations related to accounts payable and accrued liabilities incurred in the ordinary course of business.

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years		More than 5 years
	(in thousands)
Operating lease obligations	$3,494	$981	$2,513	$		$—
Subordinated notes payable (1)	48,556	430	48,126		—	—
Preferred stock mandatory redemption	15,000	15,000	0		—	—
Total	$67,050	$16,411	$50,639		$—	$—

(1)	Includes interest payable of $430,000 and $5.1 million for the respective periods presented above.

Credit Facilities

Effective as of March 16, 2005, we renewed our $50.0 million line of credit with CIT Group/Business Credit, Inc. with a new $60.0 million credit line that expires in March 2008. Advances bear interest at the prime rate plus 0.75% (5.9% at December 31, 2004) with interest payable monthly. ViewSonic Europe Limited entered into a $20.0 million line of credit facility with Burdale Financial Limited. This line of credit is secured by trade receivables and inventory of ViewSonic Europe Limited. Advances bear interest at Libor plus a margin.  The maximum amount that we may draw down, at any given time, under our outstanding credit facilities is subject to a number of terms and conditions with our lenders, including our outstanding accounts receivables and inventory levels. Some of our other international subsidiaries also have separate lines of credit, which are secured by certain of their assets. As of September 30, 2005, there were no borrowings against these lines of credit.

Off-Balance Sheet Arrangements

As of September 30, 2005 and 2004, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Seasonality

The market for our products historically has experienced seasonal shifts in demand due to changes in buying patterns by our customers. Buying patterns vary geographically, and the impact on our operating results in a given period may vary depending on our actual or anticipated level of activity in the relevant region. We generally experience a decline in net sales from the first quarter to the third quarter of each year and we tend to experience the highest net sales in the fourth quarter of the year due to a strong buying season in the fourth quarter by large wholesale distribution partners and retailers due to the holiday season in the Americas and Europe. Our seasonality is moderated through slightly different seasonal variations in the three regions.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash balances, credit facilities and anticipated cash flows from operations will be sufficient to meet our operating, acquisition and capital requirements for at least the next 12 months. However, there is no assurance that we will not need to raise additional equity or debt financing within this period. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail research and development expenditures, which could harm our business. Factors that could affect our cash used or generated from operations and, as a result, our need to seek additional borrowings or capital include:

•	Decreased demand for and market acceptance of our products;

•	Inability to successfully develop our next generation products;

•	An adverse change in payment terms with our customers or our suppliers;

•	Competitive pressures resulting in lower than expected ASPs; and

•	New product announcements or product introductions by our competitors.

Critical Accounting Policies and Estimates

Our critical accounting policies reflecting our estimates and judgments are described in Item 2 Financial Information of our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 29, 2005.

On May 9, 2005, we re-priced all outstanding stock options held by our employees, executive officers and members of the Board of Directors of record on March 2, 2005. As a result, the exercise prices of all our outstanding stock options subject to the re-pricing were lowered to $0.38 per share resulting in stock option expense of $1.1 million which was recorded during the third quarter of 2005. There was no change in the number of shares subject to each re-priced stock option, vesting or other terms. The repricing was implemented in order to realign the cash and equity components of our compensation programs for employees, executive officers and directors.

During the third quarter of 2005, we elected to adopt the fair value based employee stock-based compensation expense recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, using the modified prospective method. We previously applied the intrinsic value based expense recognition provisions set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Had we not adapted SFAS 123, the stock options that were re-priced would have been subject to variable accounting with changes in the fair value of the stock options being recorded in the Statements of Operations. SFAS 123 states that the adoption of the fair value based method is a change to a preferable method of accounting. We elected not to early adapt SFAS 123(R) as it would have been required to include an estimate of volatility in calculating the stock option re-pricing expense. SFAS 123 does not require the use of volatility in estimating the fair value of stock options. Management believes that use of the fair value based method to record employee stock-based compensation expense is consistent with the accounting for all other forms of compensation. The adoption of the fair value based recognition provision decreased net income by $94,000 and $366,000 for the three-months and the nine-months ended September 30, 2005, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial market risk arises from fluctuations in foreign currencies. A majority of our net sales, expense and capital purchasing activities are transacted in U.S. Dollars. However, we do transact these activities in other currencies, primarily the Euro, Great British Pound, the Chinese Yuan and the New Taiwan dollar, among others. Our net sales and purchasing transactions denominated in currencies other than the U.S. Dollar are subject to exchange rate fluctuations and could potentially negatively impact our financial results.

We have significant European net sales denominated in the Euro. Product shipping, and selling, general and administrative costs associated with a portion of these net sales are U.S. Dollar-denominated. During the nine months ended September 30, 2005, the Euro-to-U.S. Dollar foreign currency exchange rate weakened against the U.S. Dollar by 13.0% compared to the year-end rate of 2004. During the nine months ended September 30, 2004, the Euro weakened against the U.S. Dollar by 2.0% compared to the year-end rate of 2003. Effective June 7, 2005, our European region entered into a foreign currency option contract to minimize the impact of foreign currency fluctuations on our business in Europe. The foreign currency option contract allows us to sell 2.0 million Euros per month for an eight to twelve month term at specific rates based on the spot rate in the market. We cannot determine the ultimate impact of future changes to these and other currency exchange rates on our 2005 net sales, income from operations, net income, equity and comprehensive income.

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

Competitive factors in the display industry include product features, price, product quality, breadth and reliability, price and performance characteristics, end user support, marketing and channel capability as well as corporate reputation and brand strength. We believe that we compete favorably with respect to all of these factors in the monitor market. However, we are a new entrant to the home entertainment market, and, therefore, we are just beginning to establish our competitive position. Many of our competitors in our markets have significantly greater financial, technical, manufacturing and marketing resources than we have. We believe that competition will have the effect of continually reducing the ASP of our products over time. We expect price competition to increase in future periods and such price competition may substantially reduce our revenues and profits in such periods. Our competitors include:

•
Established consumer electronic companies such as Mitsubishi, Matsushita Electric Industrial Co., Ltd., Royal Philips Electronics of the Netherlands, Samsung Electronics Co., Ltd., Sharp Corporation and Sony Corporation;

•	Personal computer manufacturers such as Dell Inc., Gateway and Hewlett-Packard Company; and

•
Other Asian manufacturers interested in building a U.S. brand presence for their goods, such as Acer, BenQ, Daewoo International Corporation, LG-Philips, Sampo Group, Taiwan Kolin Co. (using the Syntax brand) and Chi-Mei Group (using the Westinghouse brand).

We believe that over time, this competition will have the effect of reducing the ASP of our products. Some of our competitors have substantially longer operating histories, greater assets, name recognition as well as financial, marketing, technical and other resources than we do. These advantages may allow our competitors to, among other things: undertake more extensive marketing initiatives, implement and sustain more aggressive pricing, obtain more favorable pricing, obtain more favorable allocations from suppliers or cross-subsidize their display operations from their other operations. Consequently, there is no assurance that our products will remain competitive relative to those of our competitors. To the extent we are unable to effectively compete against our competitors for any of these reasons or otherwise, our business, financial conditions and results of operations would be materially adversely affected.

Volatility in our industry could require us to raise additional capital.

Although we believe that our existing cash balances, credit facilities and anticipated cash flows from operations will be sufficient to meet our operating, acquisition and capital requirements for at least the next 12 months, we may be required to raise additional capital through either equity or debt financing. Factors that could affect our cash used or generated from operations and, as a result, our need to seek additional borrowings or capital include:

•	Decreased demand and market acceptance for our products;

•	Inability to successfully develop our next-generation products;

•	Competitive pressures resulting in lower than expected average selling prices;

•	An adverse change in payment terms with our customers or our suppliers; and

•	New product announcements or product introductions by our competitors.

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

As a percentage of net sales, selling, general and administrative expenses represent 7.9% and 11.9% for the three months ended September 30, 2005 and 2004, respectively. As a percentage of net sales, selling, general and administrative expenses represent 9.2% and 11.0% for the nine months ended September 30, 2005 and 2004, respectively. We expect sales, general and administrative expenses to remain relatively fixed or decrease as a percentage of net sales as we continue to improve efficiencies in all aspects of our business. Additionally, because we typically recognize a substantial portion of our revenues in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any revenue shortfalls. If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, it would negatively impact our financial results.

We may fail to comply with the Restriction of Certain Hazardous Substances Directive, or RoHS, and Waste Electrical and Electronic Equipment Directive, or WEEE, which could harm our business.

We are subject to local laws and regulations in various regions in which we operate, including the European Union, or the EU.  There are two particular EU directives, RoHS and WEEE, that may have a material impact on our business. RoHS restricts the distribution of certain substances, including lead, within the EU and is effective July 1, 2006, requires us to eliminate and/or reduce the level of specified hazardous materials from our products and requires us to maintain and publish a detailed list of all chemical substances in our products.  WEEE, that becomes effective January 2006, requires us to take back and recycle all products we manufacture or import into the EU at our own expense. If we fail to comply with the EU directives, our business may be harmed. For example,

•
We may be unable to procure appropriate RoHS compliant material in sufficient quantity and quality and/or be able to incorporate it into our product procurement processes without compromising quality and/or harming our cost structure;

•	We may not be able to sell non-compliant product into the EU or to any customer whose end product will be sold into the EU, which may result in reduced sales; or

•	We may face excess and obsolete inventory risk related to non-compliant inventory that we may continue to hold in 2006 for which there is reduced demand and we may need to write down.

Our failure to anticipate changes in the supply or pricing of product components or customer demand may result in excess or obsolete inventory that could adversely affect our gross margins.

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

We order materials and tooling in advance of anticipated customer demand. Therefore, we have limited ability to reduce our inventory purchase commitments quickly in response to any revenue shortfalls.

Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we may commit to purchase products without having received advance purchase commitments from customers. Any inability to sell products to which we have devoted significant resources could harm our business. Additionally, because we typically need sufficient lead-time in purchasing our products, we may not be able to reduce our inventory purchase commitments in a timely manner in response to any revenue shortfalls. We could be subject to excess or obsolete inventories and under-utilized tooling and be required to take corresponding inventory write-downs or tooling write-offs if growth slows or if we incorrectly forecast product demand. A reduction in demand could negatively impact our gross margins and financial results.

We are subject to risks associated with our international operations, which may harm our business.

We generated a majority of our total net sales to customers outside of the United States and other Americas. Sales to these customers outside of the United States and other Americas subjects us to a number of risks associated with conducting business outside of the United States and other Americas, including the following:

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

The ASP of our products typically decreases rapidly over the life of the product, which negatively affects our gross margins.

The market in which we compete is subject to technological advances with yearly new product releases and price competition. As a result, the price at which we can sell our products typically declines over the life of the product. The decline in LCD monitors’ ASP is primarily due to increased production capacity and aggressive pricing by the competition. Over the recent years, the decline in ASP for LCD monitors has been faster than the decline in our product-sourcing costs and this has resulted in decreased margins.

In order to sell products that have a declining ASP and still maintain our gross margins, we need to continually reduce our product costs and manage our inventory. To manage product-sourcing costs, we must collaborate with our contract manufacturers to engineer the most cost-effective design for our products. In addition, we must carefully manage the price paid for components used in our products. We must also successfully manage our freight and inventory holding costs to reduce overall product costs. We also need to continually introduce new products with more attractive sales prices and gross margins in order to maintain our overall gross margins. If we are unable to manage the cost of older products or successfully introduce new products with higher gross margins, our net sales will decrease and our gross margins will decline.

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

All of our products are manufactured, assembled, tested and packaged by contract manufacturers. We rely on several contract manufacturers to procure components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single contract manufacturer. Our contract manufacturers are primarily located in mainland China, Taiwan, and Thailand and may be subject to disruption by earthquakes, typhoons and other natural disasters, epidemics, pandemics, as well as political, social or economic instability. We do not have any long-term contracts with any of our third-party contract manufacturers. Product pricing is generally negotiated on an order by order basis. All of our contracts, including those containing provisions which may be materially favorable to the Company, with our contract manufacturers are terminable by either party with 90 days notice for any reason or no reason. Our four largest contract manufacturers for the three and nine months ended September 30, 2005 were: Techview International Technology Inc., Delta Electronics, Inc, Jean Co. Ltd., and Innolux Display Corporation. The loss of the services of any of our primary contract manufacturers or a change in material terms could cause a significant disruption in operations and delays in product shipments and adverse impact on cash flow. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming.

Our reliance on contract manufacturers also exposes us to the following risks over which we have limited control:

•	Inability to procure key required components for our finished products to meet our customer’s demand;

•	Unexpected increases in manufacturing and repair costs;

•	Unexpected reductions in payment terms;

•	Interruptions in shipments if one of our manufacturers is unable to complete production;

•	Inability to control the quality of finished products;

•	Inability to control delivery schedules;

•	Unpredictability of manufacturing yields; and

•	Potential lack of adequate capacity to manufacture all or a part of the products we require.

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

We provide our third-party contract manufacturers with a rolling forecast of demand which they use to determine their material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand and supply for a component at a given time. Some of our components have long lead times. If our forecasts are less than our actual requirements, our contract manufacturers may be unable to manufacture enough products in a timely manner. If our forecasts are too high, our contract manufacturers may be unable to use the components they have purchased. The cost of the components used in our products tends to drop rapidly as volumes increase and the technologies mature. Therefore, if our contract manufacturers are unable to promptly use components purchased on our behalf, our cost of producing products may be higher than our competitors due to an over-supply of higher-priced components. Moreover, if they are unable to use certain components, we may need to reimburse them for any losses they incur.

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

Our strategies include further expansion of our business in markets in which we currently operate, including China, Russia, Eastern and Western Europe. In many of these markets, we face barriers in the form of long-standing relationships between our potential customers and their local suppliers, as well as protective regulations. In addition, pursuing international growth opportunities may require us to make significant investments long before we realize returns on the investments, if any. Increased investments may result in expenses growing at a faster rate than revenues. Our overseas investments could be adversely affected by:

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Based on their evaluation as of September 30, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a) Exhibits

10.11*†	Facility Agreement between ViewSonic Europe Limited and Burdale Financial Limited, dated June 24, 2004.

10.12**†	Deed of Debenture among ViewSonic Europe Limited, others as Chargors and Burdale Financial Limited, dated June 24, 2004.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1***	Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

______________________

†
Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this registration statement and have been filled separately with the Securities and Exchange Commission.

*	Incorporated by reference to Exhibit 10.10 to ViewSonic Corporation’s Quarterly Report on Form 10-Q, (000-50730), filed with the Securities and Exchange Commission on August 16, 2004.

**	Incorporated by reference to Exhibit 10.11 to ViewSonic Corporation’s Quarterly Report on Form 10-Q, (000-50730), filed with the Securities and Exchange Commission on August 16, 2004.

***
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November ____, 2005.

VIEWSONIC CORPORATION

By:	/s/ James A. Morlan

James A. Morlan
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

10.11*†	Facility Agreement between ViewSonic Europe Limited and Burdale Financial Limited, dated June 24, 2004.

10.12**†	Deed of Debenture among ViewSonic Europe Limited, others as Chargors and Burdale Financial Limited, dated June 24, 2004.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1***	Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

______________________

†
Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this registration statement and have been filled separately with the Securities and Exchange Commission.

*	Incorporated by reference to Exhibit 10.10 to ViewSonic Corporation’s Quarterly Report on Form 10-Q, (000-50730), filed with the Securities and Exchange Commission on August 16, 2004.

**	Incorporated by reference to Exhibit 10.11 to ViewSonic Corporation’s Quarterly Report on Form 10-Q, (000-50730), filed with the Securities and Exchange Commission on August 16, 2004.

***
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