Form 10-Q/A
period 2004-06-30
VIEWSONIC CORP
filed 2006-03-03
CIK 1068806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2004.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ___________ to ___________.

Commission File Number:
000-50730

_____________________

ViewSonic Corporation

(Exact name of Registrant as specified in its charter)

Delaware	95-4120606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

381 Brea Canyon Road
Walnut, California 91789
(address of principal executive offices)

(909) 444-8800
(Registrant’s telephone number, including area code)

_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Common Stock, par value $0.01 per share, outstanding as of January 31, 2006: 353,974,268

VIEWSONIC CORPORATION
Amendment to the Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2004

EXPLANATORY NOTE

ViewSonic Corporation is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 in order to amend Part II. Item. 6(a) in its entirety to the Quarterly Report originally filed with the U.S. Securities and Exchange Commission on August 16, 2004. With the exception of the foregoing, no other information in the Form 10-Q is being supplemented, updated or amended.

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.10(1)†	Facility Agreement between ViewSonic Europe Limited and Burdale Financial Limited, dated June 24, 2004.

10.11(1)†	Deed of Debenture among ViewSonic Europe Limited, others as Chargors and Burdale Financial Limited, dated June 24, 2004.

10.12(1)	Pledge Agreement between ViewSonic Europe Limited and Burdale Financial Limited, dated June 24, 2004.

10.13(1)	Third Party Pledgeholder Agreement among ViewSonic Europe Limited, Burdale Financial Limited and Furness Logistics B.V., dated June 24, 2004.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Previously filed as the like numbered exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 16, 2004.

*
The certification accompanied the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2004 and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of ViewSonic Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

†	Confidential treatment has been requested for portions of this exhibit. The redacted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIEWSONIC CORPORATION

Dated: March 2, 2006
	By:	/s/ JAMES A. MORLAN
James A. Morlan
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.10(1)†	Facility Agreement between ViewSonic Europe Limited and Burdale Financial Limited, dated June 24, 2004.

10.11(1)†	Deed of Debenture among ViewSonic Europe Limited, others as Chargors and Burdale Financial Limited, dated June 24, 2004.

10.12(1)	Pledge Agreement between ViewSonic Europe Limited and Burdale Financial Limited, dated June 24, 2004.

10.13(1)	Third Party Pledgeholder Agreement among ViewSonic Europe Limited, Burdale Financial Limited and Furness Logistics B.V., dated June 24, 2004.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Previously filed as the like numbered exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 16, 2004.

*
The certification accompanied the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2004 and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of ViewSonic Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

†	Confidential treatment has been requested for portions of this exhibit. The redacted portions have been filed separately with the Securities and Exchange Commission.