Form 10-K
period 2005-12-31
VIEWSONIC CORP
filed 2006-04-03
CIK 1068806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-50730

VIEWSONIC CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3177549
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

381 Brea Canyon Road
Walnut, California 91789
(909) 444-8800
(Address of principal executive offices, including zip code and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Options to purchase common stock,
$0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): ☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $15,959,824 (based on the price per share of $0.38, as determined by the Board of Directors on May 9, 2005). Common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock has been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on the registrant’s records and is as of June 30, 2005. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of common stock outstanding was 354,124,268 and the number of shares of Series B preferred stock outstanding was 0, each as of March 15, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits previously filed as noted on the Exhibit Index.

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These forward-looking statements include but are not limited to: statements related to industry trends and future growth in the markets for visual display technology products; our product development efforts; the timing of our introduction of new products; industry and consumer acceptance of our products; our ability to penetrate new markets; and future profitability. Discussions containing these forward-looking statements may be found in “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The "Risk Factors” section, among other things, should be considered in evaluating our prospects and future financial performance.

PART I

ITEM 1.	BUSINESS

Overview

ViewSonic Corporation is a leading global provider of visual display technology products. We develop, market and support a broad range of award winning visual display technology products including liquid crystal displays, or LCD, monitors, cathode ray tube, or CRT monitors, projectors, LCD TVs, plasma displays and the latest in mobile products, including wireless display solutions. According to a fourth quarter of 2005 research report, by DisplaySearch, we ranked eighth in worldwide LCD monitor shipments for 2005.

Through a technology integration business model, we collaborate with a network of industry-leading software providers, key component suppliers and contract manufacturers. Rather than depending upon a single proprietary technology, our business model allows us to combine industry-leading technologies into products marketed under the ViewSonic brands. We believe our business model shortens the time to market for our products by reducing the product development cycle. Our extensive product lines offer a wide array of display sizes, features and price/performance levels to meet consumer needs.

Our products are sold through distributors, retailers and other resellers to businesses, including Fortune 1000 companies, small and medium sized businesses, and consumer electronics markets. We sell our products globally and are managed geographically in three regional segments: the Americas, Europe and Asia Pacific.

We were incorporated in the State of California as an S corporation in July 1987 and reincorporated in the State of Delaware as an S corporation in August 1998. In April 1999, we elected to convert from an S corporation to a C corporation.

Industry Background

According to a fourth quarter of 2005 research report by DisplaySearch, a unit of market research firm NPD Group, worldwide desktop monitor shipments are expected to increase from 154 million units in 2005 to 180 million units in 2009. In this report, DisplaySearch estimates that total LCD monitor shipments are expected to increase from 106 million units in 2005 to 168 million units in 2009, while total CRT monitor shipments are expected to decrease from 48 million units in 2005 to 12 million in 2009. DisplaySearch also estimates that worldwide revenue from LCD monitors will increase from $35.2 billion in 2005 to $45.5 billion in 2009, while revenue from CRT monitors will decline from $6.6 billion in 2005 to $1.8 billion in 2009.

LCD Panel Development for Desktop Monitor Applications

The display industry is currently experiencing a shift from CRT technology to flat panel LCD technology in multiple applications, including desktop computing and TV products. A significant increase in LCD manufacturing capacity in various Asian countries has led to lower panel costs and larger panel sizes, enabling more affordable LCD products for both desktop monitors and TV systems. We believe the rapid increase in the number of LCD monitors bundled with PCs has also driven adoption.

CRT Monitor Trends

Although the demand for CRTs is projected to decrease, its price advantage over LCDs continues to drive strong demand in emerging markets such as China, Eastern Europe, and Latin America. In addition, in developed markets, CRTs are still favored in certain market segments such as education, which are subject to budget constraints, and high-end graphic design, due to the CRT's superior color performance over LCDs. Furthermore, among the available CRT technologies, end users generally favor flat screen CRTs instead of the more traditional curved CRTs because flat CRTs reduce glare and are viewed as a cost effective alternative to higher priced flat LCDs.

LCD Panel Development for TV and Presentation Applications

The newer and larger LCD panel fabrications allow LCD technology to be applied to TV applications. As LCD panels become available in larger sizes, commercial applications for LCD TVs are expected to grow. The commercial information display market is expected to transition to large screen (30"+) LCD monitors and TVs.

TV Industry Trends and Opportunities

In addition to LCD TVs, plasma displays also present a high growth opportunity in the overall market. Both LCD TVs and Plasma Displays are considered "Advanced Televisions" due to their unique form factors. Of these key technologies, we believe LCD TVs represent the highest growth opportunity for displays less than 42", while plasma displays present growth opportunities for screen sizes greater than 42". Both technologies have applications for consumer usage and commercial applications with growth expected to occur in both end-user segments.

Worldwide, governments are supporting the growth of digital displays through a series of mandates and deadlines to convert all analog transmission to digital. In the United States, all TV stations must transmit digitally by February 2009, while worldwide deadlines for digital transmissions range from 2007 to 2015. These regulatory changes are being implemented to promote more efficient use of transmission bandwidth than is currently provided by conventional analog TVs, freeing broadcast spectrum for other purposes.

Front Projector Trends and Opportunities

In addition to traditional desktop displays, front projection technology has shown rapid growth over the past several years, replacing traditional overhead projectors as the presentation display of choice. Projectors offer several distinct advantages that include portability and versatility. Today, multimedia projectors deliver PC and video content for business or consumer use. In the fourth quarter of 2005, retail prices for projectors broke the sub-$800 barrier, making them more affordable for mainstream users.

Products

We offer a wide range of visual display technology products worldwide under the ViewSonic brand name. Our product categories include: desktop CRT and LCD monitors, LCD TVs, plasma displays, projectors, visual devices and peripherals such as TV/Video processors, keyboards, mice and speakers. Each product category is targeted at specific applications. We offer a wide array of sizes and features over a broad range of price and performance levels.

Product Categories

We sell two principal product categories: computer monitors and all other products. Within computer monitors, we sell and market both CRT and LCD monitors. Our other products include projectors, plasma displays, and peripherals, as described in the table below. We believe that the market for CRTs is currently in the mature stage of its life cycle trending towards the decline stage. Our decrease in unit shipments of CRTs over the past three years is consistent with the overall trends in the worldwide CRT market. On the other hand, we believe that the market for LCDs is currently in the growth stage of its life cycle and is expected to replace CRTs as the technology of choice in the display market for the foreseeable future. Our increase in LCD unit shipments over the past three years is in line with the overall trends in the worldwide LCD market. Many of our other products, specifically LCD TVs and plasma TVs, are currently in the growth stage of their respective product life cycles. We believe that the LCD and plasma TV categories represent opportunities for future growth. The following table identifies our principal product categories as of December 31, 2005:

Product Type	Series	Size/ Additional Attributes

Liquid Crystal Displays	E	15” through 19”
	Graphics	17” through 20”
	X	15”, 17”, 19”, 20”
	Pro	17” through 23”
	A	15” through 20”
Liquid Crystal Display TVs	N	20” through 42”
Cathode Ray Tube Displays	E2	15” through 19”
	Graphics	17” through 22”
	Pro	17” through 22”
	A	17”, 19”
Projectors	—	Under 3 Lbs. to 17 Lbs.
Plasma Displays	VPW	42”, 50”
Peripherals & Accessories	KU, KC, KW, MC, MU, MW, CP, CC, CW, SP, N, HD	TV/Video Processor, Keyboards, Mice, Speakers, Etc.
Visual Devices	V	10” Wireless Displays

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

As a percentage of our total unit shipments, LCD monitor shipments comprised of 57.6%, 40.3% and 42.4% of our total unit shipments in 2005, 2004 and 2003, respectively. CRT monitor shipments comprised of 27.6%, 45.8% and 48.5% of our total unit shipments in 2005, 2004 and 2003, respectively.

The market in which we compete is subject to technological advances with regular new product releases and intense price competition. As a result, the price at which we can sell our products typically declines over the life of the product. The price at which a product may be sold is generally referred to as the average selling price, or ASP. For example, the ASP of our CRT monitors declined approximately 15.4% from the fourth quarter of 2004 to the fourth quarter of 2005 and the ASP of our LCD monitors declined approximately 25.2% from the fourth quarter of 2004 to the fourth quarter of 2005.

Other Products

Other products comprised 14.8%, 13.9% and 9.2% of our total unit shipments in 2005, 2004 and 2003, respectively.

TV Products - We offer both plasma and LCD TV products for the digital television market. Our LCD TV offering includes 20", 27", 32”, 37,” 40” and 42” products. Our plasma products represent large size offerings (42" and 50") to support home theater usage and commercial applications, including signage.

Projectors - We design our projectors to meet the various needs of the presentation market, which include delivering clear images and ease-of-use at competitive prices. Our projector line offers a wide range of form factors in various weight categories and technologies including LCD and DLP offerings. This segmentation helps end users select an appropriate model for usage on the road, in the office, or at home.

Peripheral Products - We offer peripherals, including TV/Video processors, keyboards, mice and speakers, which are designed to complement the look and feel of ViewSonic display products.

Visual Devices - Visual devices are embedded solutions, such as wireless mobile displays, ruggedized displays and network-enabled large screen displays that are targeted at system integrators and value-added resellers, or VARs.

Sales and Marketing

We sell our products through all major channel partners such as national retailers, distributors, direct marketers and through a variety of other reseller partners. We have no minimum purchase commitments or long-term contracts with any of these third party channel partners. As a result of this channel strategy, our sales are focused on a small number of distributors and national retailers. Our largest distributors are Ingram Micro Inc. and Tech Data Corporation, which accounted for 11% and 10%, respectively, of our net sales in 2005; 14% and 13%, respectively, of our net sales in 2004; and 12% and 11%, respectively, of our net sales in 2003.

Distributors

We use distributors to ship our products to various resellers. We believe that with product proliferation and increasing complex technologies, resellers are becoming more dependent on distributors to provide additional value-added services. As a result, distributors increasingly are expanding their core competencies beyond product distribution to include offerings such as configuration, channel assembly, financial services, training, marketing services, telemarketing and electronic commerce services.

Resellers

We sell to resellers to sell to end users, such as large corporate accounts, small to mid-sized businesses and home users. We categorize our resellers as follows:

•	VARs - VARs target businesses and add value by combining proprietary software and/or other integration support with off-the-shelf hardware and software.
•
Commercial or Enterprise Resellers - Commercial or enterprise resellers target and sell to Fortune 500 companies and provide worldwide, national and regional information technology configuration and support services.

•	Direct Marketing and e-Retailers - Direct marketing and e-Retailers target and sell to businesses and home users via direct mail catalogs, and telemarketing and online marketing and services.

•
Retailers - Retailers, such as computer superstore chains, consumer electronic stores and mass merchants, target and sell to the walk-in retail market through an extensive network of retail-store fronts.

•
System Integrators - System integrators purchase individual components, including computer display products and assemble unbranded computer systems. Our system integrators' value proposition is to provide low-cost technology and services to a wide array of their customers.

Our sales force supports sales opportunities through our worldwide network of channel partners, corporate accounts and online stores. Our sales department is based in Walnut, California with sales offices in the Americas, Europe and Asia Pacific.

Our marketing group generates demand, as well as brand positioning and awareness throughout all sales channels, to corporate enterprise end users, and to consumers. In each worldwide region, the marketing department works in cooperation with the sales department to foster channel development and product penetration.

End User Support and Service

We offer comprehensive service options for our customers, distributors, resellers, retailers, system integrators, corporations, educators, governments and consumers. Various support and service programs are tailored to meet each region’s demands. The ViewSonic support team is available to assist customers via phone, fax, email and regular mail. In addition to a multi-language user guide packed with each product, self-support is also available via a user-friendly online interactive web tool on our website. Support is also provided by professional customer service representatives, technicians and engineers.

Various optional programs including extended warranties, expedited replacement, and advance replacement are offered for most of our products in many countries.

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

Seasonality

Our industry is largely focused on both the commercial and consumer product markets. Due to the seasonality in the markets, we typically expect to see stronger revenue growth in the second half of the calendar year related to the impact of the back-to-school and holiday seasons.

Manufacturing and Logistics

We source our products from several third parties including component manufacturers, component suppliers and contract manufacturers. In some instances, these third parties are different divisions of large, integrated organizations, while, in other instances, they are independent entities. Our contract manufacturers design the electronic and mechanical systems of a display product around our choice of major components and our specific industrial design. Aside from these major specifications mandated by us, the contract manufacturers choose electronic and mechanical solutions of standard design to reduce the development time, engineering cost and procurement risk associated with more customized designs.

ViewSonic's global distribution centers are strategically located in the United States, Asia Pacific and Europe. From our distribution centers, we ship to our channel partners, which include the distribution, VAR and retail channels. Distribution centers are operated by ViewSonic or, where appropriate, in conjunction with third-party logistic partners.

Research and Product Development

Our product development efforts are focused on analyzing technology trends, designing and developing standards-based, competitively priced products that incorporate the technologies and features that we believe are most desired by customers today and into the future. In addition, we collaborate with the world's most advanced technology companies for research, development, and engineering to evaluate the latest display and visual solutions related technologies. Working with these companies, ViewSonic engineers integrate new technologies, design products and system architectures, and manage quality.

We believe our cooperative approach allows ViewSonic to determine the best method and timing for delivering new products and technologies to the market. Research and development expense was $1.1 million, $1.9 million, and $8.2 million for 2005, 2004 and 2003, respectively.

Competition

The market for our display products is highly competitive. Competitive factors include product features, price, product quality, breadth and reliability, price/performance characteristics, end user support, marketing and channel capability, as well as, corporate reputation and brand strength. We believe that we compete favorably with respect to all of these factors in the monitor market. However, we are a new entrant to the home entertainment market, and, therefore, we are just beginning to establish our competitive position. Many of our competitors in our markets have significantly greater financial, technical, manufacturing and marketing resources than we have. We believe that competition will have the effect of continually reducing the average selling prices of our products over time. We expect price competition to increase in future periods and such price competition may substantially reduce our revenues and profits in such periods. Our competition includes established consumer electronic companies, personal computer manufacturers and Asian manufacturers interested in building a brand presence for their goods, including Acer Inc., BenQ Corporation, LG Philips LCD Ltd., NEC Display Solutions, and Samsung Electronics.

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

Our registered trademarks, among others, include ViewSonic®, ViewSonic's distinctive three-bird logo, product names such as Optiquest®, and key phrases such as See the Difference®. Our registered trademarks expire between April 2006 and October 2015. We intend to continue to protect our trademarks against possible intellectual property infringement.

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

Employees

As of December 31, 2005, we had 647 employees worldwide. None of our employees are represented by a labor union, and we believe that our employee relations are good.

Financial Information by Business Segment and Geographic Data

We operate in three segments: Americas, Europe and Asia Pacific. The information included in Note 13 of Notes to the Consolidated Financial Statements, is incorporated herein by reference from Item 8 hereof.

ITEM 1A.	RISK FACTORS

The risks described below are not exhaustive of the risks that might affect our business. Other risks, including those we currently deem immaterial, may also impact our business. Any of the following risks could materially and adversely affect our business operations, results of operations and financial condition.

Our revenue and profitability can fluctuate from period to period and are often difficult to predict for particular periods due to factors beyond our control.

Our results of operations for any quarter or year are not necessarily indicative of results to be expected in future periods. Our operating results have historically been, and are expected to continue to be, subject to quarterly and yearly fluctuations as a result of a number of factors, including:

•	The introduction and market acceptance of new technologies, products and services;
•	Variations in product costs and the mix of products sold;
•	The size and timing of customer orders, which, in turn, will often depend upon the success of our customers, business or specific products or services;
•	Adverse changes in the conditions in the markets for display products;
•	The size and timing of capital expenditures by our customers;
•	Inventory practices of our customers;
•	Conditions in the broader markets for information technology and communications;
•	Adverse changes in the credit quality of our customers and suppliers;
•	Adverse changes in the supply of components such as LCD panels, including oversupply and undersupply;
•	The impact of acquired businesses and technologies;
•	Changes in the pricing policies of, or the introduction of, new products by us or our competitors; and
•	Changes in the terms of our contracts with our customers or suppliers.

These trends and factors could harm our business, operating results and financial condition.

Our industry is highly competitive and such price competition may substantially reduce our revenues and profits.

Competitive factors in the display industry include product features, product quality, breadth and reliability, price and performance characteristics, end user support, marketing and channel capability as well as corporate reputation and brand strength. We believe that we compete favorably with respect to all of these factors in the monitor market. However, we are a new entrant to the home entertainment market, and, therefore, we are just beginning to establish our competitive position. Many of our competitors in our markets have significantly greater financial, technical, manufacturing and marketing resources than we have. We believe that competition will have the effect of continually reducing the ASP of our products over time. We expect price competition to increase in future periods and such price competition may substantially reduce our revenues and products in such periods. Our competition includes established consumer electronic companies, personal computer manufacturers and Asian manufacturers interested in building a brand presence for their goods, including Acer Inc., BenQ Corporation, LG Philips LCD Ltd., NEC Display Solutions, and Samsung Electronics.

We believe that over time, this competition will have the effect of reducing the ASP of our products. Some of our competitors have substantially longer operating histories, greater assets, and name recognition, as well as greater financial, marketing, technical and other resources, than we do. These advantages may allow our competitors to, among other things: undertake more extensive marketing initiatives, implement and sustain more aggressive pricing, obtain more favorable pricing, obtain more favorable allocations from suppliers or cross subsidize their display operations from their other operations. Consequently, there is no assurance that our products will remain competitive relative to those of our competitors. To the extent we are unable to effectively compete against our competitors for any of these reasons or otherwise, our business, financial conditions and results of operations would be materially adversely affected.

Volatility in our industry could require us to raise additional capital.

Although we believe that our existing cash balances, credit facilities and anticipated cash flows from operations will be sufficient to meet our operating, acquisition and capital requirements for at least the next 12 months, we may be required to raise additional capital through either equity or debt financing. Factors that could affect our cash used or generated from operations and, as a result, our need to seek additional borrowings or capital include:

•	Decreased demand and market acceptance for our products;

•	Inability to successfully develop our next-generation products;
•	Competitive pressures resulting in lower than expected average selling prices;
•	An adverse change in payment terms with our customers or our suppliers; or
•	New product announcements or product introductions by our competitors.

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

As a percentage of net sales, selling, general and administrative expenses represent 8.8% and 10.6% for the years ended December 31, 2005 and 2004, respectively. We expect sales, general and administrative expenses to remain relatively fixed or decrease as a percentage of net sales as we continue to improve efficiencies in all aspects of our business. Additionally, because we typically recognize a substantial portion of our revenues in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any revenue shortfalls. If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, it would negatively impact our financial results.

We may fail to comply with the Restriction of Certain Hazardous Substances Directive, or RoHS, and Waste Electrical and Electronic Equipment Directive, or WEEE, which could harm our business.

We are subject to local laws and regulations in various regions in which we operate, including the European Union, or the EU.  There are two particular EU directives, RoHS and WEEE that may have a material impact on our business. RoHS restricts the distribution of certain substances, including lead, within the EU and is effective July 1, 2006. RoHS requires us to eliminate and/or reduce the level of specified hazardous materials from our products and requires us to maintain and publish a detailed list of all chemical substances in our products. WEEE, requires us to take back and recycle all products we manufacture or import into the EU at our own expense and became effective in January 2006. If we fail to comply with the EU directives our business may be harmed. For example,

•
We may be unable to procure appropriate RoHS compliant material in sufficient quantity and quality and/or be able to incorporate it into our product procurement processes without compromising quality and/or harming our cost structure;

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

We order components, materials and tooling in advance of anticipated customer demand. Therefore, we have limited ability to reduce our inventory purchase commitments quickly in response to any revenue shortfalls.

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

We generated a majority of our total net sales to customers outside of the United States and other Americas during 2005. Sales to these customers outside of the United States and other Americas subjects us to a number of risks associated with conducting business outside of the United States and other Americas, including the following:

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

We rely on a limited number of wholesale distribution and national retail customers for most of our sales, and changes in price or purchasing patterns and failure to maintain or establish new distributor relationships in existing and new sales channels could lower our revenue or gross margins.

We sell our products through wholesale distributors such as Ingram Micro, Inc., Tech Data Corporation and Synnex Corporation and national retailers such as CompUSA, Inc. We expect that a majority of our net sales will continue to come from sales to a small number of wholesale distributors and national retailers for the foreseeable future. We have no minimum purchase commitments or long-term contracts with any of these customers. The wholesale distributors and retailers could decide at any time to discontinue, decrease or delay their purchases of our products. We must also monitor and evaluate new sales channels in existing markets and in new markets. If we fail to establish a presence in an important developing sales channel or market, our business could be harmed.

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

The ASP of our products typically decreases rapidly over the life of the product, which negatively affects our gross margin.

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

We depend on third-party component suppliers and contract manufacturers for the manufacture of our products. If these third parties experience any delay, disruption or quality control problems in their operations, we could lose market share and revenues, and our reputation may be harmed.

All of our products are manufactured, assembled, tested and packaged by contract manufacturers. We rely on several, component suppliers and contract manufacturers to procure components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single contract manufacturer. Our component suppliers and contract manufacturers are primarily located in mainland China, Taiwan, and Thailand and may be subject to disruption by earthquakes, typhoons and other natural disasters, epidemics, pandemics, as well as political, social or economic instability. We do not have any long-term contracts with any of these third party component suppliers and contract manufacturers. Product pricing is generally negotiated on an order-by-order basis. All of our contracts with our component suppliers and contract manufacturers, including those contracts containing provisions that may be materially favorable to us, are generally terminable for any reason and by either party with 90 day’s notice. If our component suppliers and contract manufacturers encounter financial or other business difficulties, if their strategic objectives change, or if they perceive us to no longer be an attractive customer, they may no longer assist us in our product development efforts, and our business could be harmed.

The loss of the services of any of our primary contract manufacturers or a change in material terms could cause a significant disruption in operations and delays in product shipments and adverse impact on cash flow. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming.

Our reliance on third party component suppliers and contract manufacturers also exposes us to the following risks over which we have limited control:

•	Inability to procure key required components for our finished products to meet our customer’s demand;
•	Unexpected increases in manufacturing and repair costs;
•	Unexpected reductions in payment terms;
•	Interruptions in shipments if one of our manufacturers is unable to complete production;
•	Inability to control the quality of finished products;
•	Inability to control delivery schedules;
•	Inability to obtain favorable pricing;
•	Unpredictability of manufacturing yields; and
•	Potential lack of adequate capacity to manufacture all or a part of the products we require.

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

If we are unable to provide our third-party component suppliers and contract manufacturers with an accurate forecast of our component and material requirements, we may experience delays in the manufacturing of our products and the costs of our products may increase.

We provide our third-party component suppliers and contract manufacturers with a rolling forecast of demand which they use to determine their material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand and supply for a component at a given time. Some of our components have long lead times. If our forecasts are less than our actual requirements, our contract manufacturers may be unable to manufacture enough products in a timely manner. If our forecasts are too high, our component suppliers and contract manufacturers may be unable to use the components they have purchased. The cost of the components used in our products tends to drop rapidly as volumes increase and the technologies mature. Therefore, if our contract manufacturers are unable to promptly use components purchased on our behalf, our cost of producing products may be higher than that of our competitors, due to an over-supply of higher-priced components. Moreover, if they are unable to use certain components, we may need to reimburse them for any losses they incur.

If disruptions in our transportation network occur or our shipping costs substantially increase, our operating expense could increase and our financial results could be negatively impacted.

We are highly dependent upon the transportation systems we use to ship our products, including surface, ocean and airfreight. Our attempt to closely match our inventory levels to our product demand intensifies the need for our transportation systems to function effectively and without delay. The transportation network is subject to disruption from a variety of causes, including labor disputes or port strikes, acts of war or terrorism and natural disasters. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time could result in delayed or lost revenue. In addition, if the recent increases in fuel prices were to continue, our transportation costs would likely increase. A prolonged transportation disruption or a significant increase in the cost of freight could severely disrupt our business and harm our operating results.

If we fail to continue to introduce new products that achieve broad market acceptance on a timely basis, or fail to market or sell our products in a way that receives broad acceptance in the market place, we will not be able to compete effectively and we will be unable to increase or maintain net sales and gross margin and our financial results could be negatively impacted.

We operate in a highly competitive, quickly changing environment. We are dependent upon sufficient demand and broad market acceptance for display products, which are branded separately from the computing devices (primarily desktop PCs and laptops) to which they are attached. Our future success depends on our ability to develop and introduce new products and product enhancements that achieve broad market acceptance in the business and home markets. Our future success will depend in large part upon our ability to:

•	Identify demand trends in the business and home display markets and quickly develop, manufacture and sell products that satisfy these demands;
•	Manage our cost structure to enable us to bring new products to market at competitive prices;
•	Respond effectively to new product announcements from our competitors by designing, competitive products, either internally or through the use of third parties;
•	Provide compatibility and interoperability of our products with products offered by other vendors and new technologies as they emerge;
•	Manage our product offerings either as stand-alone, in combination with other products or services, or in some other manner; and
•	Respond effectively to unexpected shifts in market demand towards display and PC products sold together under the same brand or away from stand-alone displays.

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

Our strategies include further expansion of our business in markets in which we currently operate, including Brazil, China, India, Russia, Eastern and Western Europe. In many of these markets, we face barriers in the form of long-standing relationships between our potential customers and their local suppliers, as well as protective regulations. In addition, pursuing international growth opportunities may require us to make significant investments long before we realize returns on the investments, if any. Increased investments may result in expenses growing at a faster rate than revenues. Our overseas investments could be adversely affected by:

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

We routinely receive claims regarding patent and other intellectual property matters. Pursuant to our agreements with our suppliers and manufacturers, we generally seek indemnification in connection with such claims. Whether or not these claims have merit, they may require significant resources to defend. To date, none of these claims has had a material impact on our business. We are currently involved in several such proceedings, none of which we believe are material to our business. If an infringement claim is successful and we are unable to obtain the license for the infringed technology or substitute similar non-infringing technology, our business could be harmed. In addition, if an infringement claim is successful or costly to defend and we are unable to obtain indemnification from our suppliers, our business could be harmed.

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

Expensing employee stock options in future periods will materially and adversely affect our reported operating results and could adversely affect our competitive position as well.

Since inception, we have used stock options as a fundamental component of our compensation packages. We believe that these incentives directly motivate our employees and, through the use of vesting, encourage our employees to remain with us. In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), Share-Based Payment, or SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all stock-based compensation payments. In April 2005, the SEC delayed the effective date of SFAS No. 123(R), which is now effective for annual periods that begin after June 15, 2005. SFAS No. 123(R) requires that we record compensation expense for stock options and our employee stock purchase plan using the fair value of those awards. Expensing these incentives in future periods will materially and adversely affect our reported operating results as the stock-based compensation expense would be charged directly against our reported earnings.

To the extent that SFAS No. 123(R) makes it more expensive to grant stock options or to continue to have an employee stock purchase program, we may decide to incur increased cash compensation costs. In addition, actions that we may take to reduce stock-based compensation expense that might be more severe than any actions our competitors may implement, could make it difficult to attract, retain and motivate employees, which could adversely affect our competitive position as well as our business and operating results.

Impairment of our investment portfolio could harm our net earnings.

We have an investment portfolio that includes a variety of investments. In most cases, we do not attempt to reduce or eliminate our market exposure on these investments. We could incur losses related to the impairment of these investments, which could result in charges to net earnings. Some of our investments are in public and privately held companies that are still in the start-up or development stage, which have inherent risks because the technologies or products they have under development are typically in the early stages and may never become successful. Furthermore, the values of our investments in publicly traded companies are subject to significant market price volatility. We often couple our investments in technology companies with a strategic commercial relationship. Our commercial agreements with these companies may not be sufficient to allow us to obtain and integrate such products and services into our offerings or otherwise benefit from the relationship, and third parties, including competitors, may subsequently acquire these companies. Economic weakness could further impact our investment portfolio. Our investments in privately held companies were valued at $0.1 million as of December 31, 2005. For the years ended December 31, 2005, 2004 and 2003, we recorded impairments on our public and private- securities investments of $1.8 million, $4.3 million and $3.7 million, respectively.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Americas

We lease facilities in Walnut, California of approximately 300,000 usable square feet that serve as our corporate headquarters as well as a warehouse, testing and after-sales service facility, under a lease that expires in June 2007. In addition, we have sales offices in Atlanta, Georgia, Miami, Florida and in Ontario, Canada.

Europe

In Europe, we lease facilities in Crawley, West Sussex, United Kingdom that serves as our European headquarters and provides space for our northern Europe sales operations and after-sales service activity. This lease expires in 2007. In addition, we lease space in Denmark, Finland, France, Germany, Norway, Russia, Spain, Sweden, and United Arab Emirates for marketing, sales and after-sales service operations.

Asia Pacific

In Asia Pacific, we own a main office in Taiwan and lease offices in Shanghai, Guangzhou and Beijing. In December 2005, we purchased an office floor in Shanghai, China and plan to occupy the space beginning in April 2006. We also lease warehouses in Shanghai, Beijing, Guangzhou, Chengdu and Xi’an, Taoyuan, Taiwan and own an additional warehouse in Taipei, Taiwan. We lease sales offices in Hong Kong, Kaoshiung, Taiwan, Singapore, and Australia.

We believe our properties are adequately maintained and suitable for their intended use and that our facilities have adequate capacity for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we are involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial, employment and other matters. In accordance with Statement of Financial Accounting Standards, or SFAS No. 5, Accounting for Contingencies, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any pending legal matters will have an adverse material effect on our consolidated financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2005 Annual Meeting was held on November 4, 2005. The following matters were voted upon at the meeting, and the final votes on the proposals were recorded as follows:

1.	To elect directors to hold office until the next Annual Meeting of Stockholders and until their successors are elected:

Name of Individual	Votes for	Votes Withheld

James Chu	327,997,094	33,475,174

Matthew Massengill	327,997,094	33,475,174

William J. Miller	327,997,094	33,475,174

Bruce L. Stein	327,997,094	33,475,174

Luc H. Vanhal	327,997,094	33,475,174

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is no public market for our common stock, preferred stock or stock options.

Holders

As of March 15, 2006, there were 79 holders of record of our common stock and there was one holder of record of warrants to purchase our Series C preferred stock. As of March 15, 2006, we had 566 holders of stock options exercisable for shares of our common stock.

Dividends

We did not declare or pay cash dividends in 2005, 2004 or 2003 and we do not anticipate declaring cash dividends in the foreseeable future. ViewSonic America's credit facility with The CIT Group/Business Credit, Inc. prohibits the payment of dividends in excess of $250,000 per year without the consent of The CIT Group/Business Credit, Inc.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated statement of operations data for the years ended December 31, 2005, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005 and December 31, 2004 have been derived from, and should be read in conjunction with, our audited consolidated financial statements and the notes thereto included herein. The consolidated statement of operations data for the years ended December 31, 2002 and 2001, and the consolidated balance sheet data as of December 31, 2003, 2002 and 2001, is derived from audited consolidated financial statements and the notes thereto which are not included in this Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)

Net sales	$1,200,190	$1,104,333	$1,060,691	$876,121	$962,359
Cost of sales	1,085,011	1,003,960	926,201	748,209	874,970
Gross profit	115,179	100,373	134,490	127,912	87,389
Selling, general and administrative expenses	105,349	117,338	126,180	99,806	105,182
Income (loss) from operations	9,830	(16,965)	8,310	28,106	(17,793)
Other (expense) income—net:
Interest income (expense)—net	287	(1,291)	(1,464)	(1,420)	(7,090)
Other (expense) income—net	(4,266)	2,542	2,822	6,470	8,455
Other (expense) income—net	(3,979)	1,251	1,358	5,050	1,365
Income (loss) from continuing operations before income taxes	5,851	(15,714)	9,668	33,156	(16,428)
Provision (benefit) for income taxes	14,659	(3,293)	2,333	11,500	558
(Loss) income from continuing operations	(8,808)	(12,421)	7,335	21,656	(16,986)
(Loss) from discontinued operations (1)	—	(5,989)	(2,853)	(2,465)	(847)
Net gain on disposal of discontinued operations, net of tax (1)	475	2,153	—	—	—
Net (loss) income	(8,333)	(16,257)	4,482	19,191	(17,833)
Preferred stock accretion	(1,524)	(1,372)	(1,229)	(1,078)	(1,364)
Net (loss) income available to common stockholders	$(9,857)	$(17,629)	$3,253	$18,113	$(19,197)

Basic (loss) earnings per share
Continuing operations	$(0.03)	$(0.04)	$0.02	$0.06	$(0.05)
Discontinued operations (1)	$—	$(0.02)	$(0.01)	$(0.01)	$—
Gain on disposal of discontinued operations	$—	$0.01	—	$—	$—
Total Basic (loss) earnings per share	$(0.03)	$(0.05)	$0.01	$0.05	$(0.05)
Diluted (loss) earnings per share
Continuing operations	$(0.03)	$(0.04)	$0.02	$0.06	$(0.05)
Discontinued operations (1)	$—	$(0.02)	$(0.01)	$(0.01)	$—
Gain on disposal of discontinued operations	$—	$0.01	$—	$—	$—
Total Diluted (loss) earnings per share	$(0.03)	$(0.05)	$0.01	$0.05	$(0.05)

Basic weighted average shares outstanding	$353,969	$353,917	$353,891	$353,322	$342,799

Diluted weighted average shares outstanding	$353,969	$353,917	$358,538	$362,344	$342,799

(1) Two of our majority-owned subsidiaries were discontinued during 2004. (See Note 16 to the consolidated financial statements, which is incorporated herein by reference).

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)

Balance Sheet Data:
Working capital	$72,727	$71,404	$81,742	$60,061	$31,962
Total assets	$432,725	$458,523	$414,929	$376,898	$338,923
Short-term bank borrowings	$4,852	$3,529	$1,475	$—	$14,752
Subordinated notes payable—related party	$43,000	$43,000	$43,000	$43,000	$43,000
Convertible mandatorily redeemable preferred stock	$14,952	$13,428	$12,056	$10,828	$11,242
Stockholder's equity	$38,232	$46,967	$64,707	$52,609	$26,840

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements contained in this Management's Discussion and Analysis including, without limitation, statements containing the words "anticipate," "believe," "may," "should," "will" and similar expressions constitute "forward-looking statements.” Persons should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks described in Item 1A — Risk Factors and elsewhere in this Form 10-K. The following discussion should be read in conjunction with our consolidated financial statements and the related notes.

Overview

Our Company

ViewSonic Corporation is a leading global provider of visual display products. We develop, market and support a broad range of award-winning visual display products including liquid crystal displays, or LCD, monitors, cathode ray tube, or CRT, monitors, projectors, LCD TVs, plasma displays and the latest in mobile products including wireless display solutions.

Our ViewSonic branded products are sold through distributors, retailers and other resellers to businesses, including Fortune 1000 companies, small and medium-sized businesses, and consumer electronics markets. We sell our products globally and are managed geographically in three regional segments: the Americas, Europe and Asia Pacific.

We were incorporated in the State of California as an S corporation in July 1987. We reincorporated in the State of Delaware as an S corporation in August 1998 and, in April 1999, we elected to convert from an S corporation to a C corporation.

Recent Trends in Our Business

Income from operations was $9.8 million in 2005, as compared with a $17.0 million loss from operations in 2004. During 2005, we began to implement many key initiatives that improved supply chain and logistics efficiency, simplified our business processes to maximize operating efficiencies in all aspects of our business, grew sales in regional markets and expanded core products offerings, among others. We believe that the successful implementation of these key initiatives will position us to compete favorably. However, our profit margin continued to be negatively impacted by intense competition, volatility of supply, declining ASPs, and fluctuating product costs.

The ASP of our LCD monitors decreased 32.1% in 2005 from 2004. This decline was primarily due to increased production capacity and aggressive price competition. We expect the excess capacity situation and ASP declines to continue in the short run until anticipated market demand growth is realized and consumes the increased supply.

We sold approximately 5.7 million visual display products in 2005 compared to approximately 4.5 million visual display products in 2004, representing a 26.7% growth. The display industry continues to experience a shift from older technologies, such as CRT, to newer technologies, such as LCD, as well as a broadening of application from PC monitors to TVs and other digital media applications. Our sales of LCD monitors grew 83.3% to 3.3 million units in 2005 from 1.8 million units in 2004, while sales of CRT monitors declined 20.0% to 1.6 million units in 2005 from 2.0 million units in 2004. Also, unit sales of LCD TVs grew 205.8% to 134,412 units in 2005 from 43,955 units in 2004.

Our net sales increased to $1,200.2 million in 2005 from $1,104.3 million in 2004, an increase of 8.7%. This moderate sales growth, coupled with selling, general and administrative expenses savings of $12.0 million to $105.3 million, or 8.8% of net sales, in 2005, from $117.3 million, or 10.6% of net sales resulted in operating income of $9.8 million, an improvement of $26.8 million from the $17.0 million loss from operations in 2004.

Future Objectives and Challenges

There are several factors that we believe will drive and/or affect our future performance:

Improve Profitability

Component sourcing initiative - We started to source a key component of LCD monitors, directly from the manufacturers in December 2005. This sourcing initiative brings us closer to the supply base so that we can keep abreast of recent market trends and supply cycles. In addition, this initiative allows us to consolidate our LCD panel purchasing power. Both advantages should enable us to secure better pricing and better allocation of LCD panels. By means of this key component sourcing initiative, we hope to be less vulnerable to the instability that is inherent in the LCD monitor industry.

Concentrate on our growing core products - We continue to focus our resources on our core products. We are taking various initiatives to grow our LCD market share. Specifically, we are reducing the number of product lines and the number of skus within each product line, utilizing a common platform on our products, and eliminating unprofitable products.

Efficient supply chain and logistics - We continue to review and improve our entire supply chain and logistics processes. We are implementing initiatives to centralize our supply chain management to allow greater flexibility in responding to changes in market conditions. In addition, we are exploring other initiatives to consolidate suppliers and logistics providers. Furthermore, we will continue to focus on increasing sales through drop shipment arrangements and container load programs.

Cost structure improvements - We have made efforts to improve profitability by reducing our overall operating expenses in response to factors affecting earnings, such as declines in sales price levels and changes in the product mix. Our business environment is being transformed due to intense price competition. In this environment, we believe that our ability to adapt to new competitive realities as early as possible will have a significant bearing on our competitiveness.

Expand sales in regional markets - We continue to expand our presence in our existing regional markets, while exploring new geographic market opportunities, and continue to develop and market a broad range of display and related products that satisfy a wide range of consumer and commercial applications. In our existing regional markets, we need to continue to actively manage our relationships with our wholesale distributors and national retailers as the majority of our net sales are expected to continue to come from these sales channels. In our newer regional markets such as India, Russia, Latin America, and Eastern and Western Europe, we may need to make significant investments before being able to realize returns on these investments. These investments may result in expenses growing at a faster rate than revenues.

Expand core product offerings - We continue to expand the line of LCD TV products to complement our LCD and CRT computer monitors. We believe that this product category will be an area of opportunity for growth as LCD TVs become more widely accepted in the marketplace. We need to continue to introduce new products that achieve broad market acceptance on a timely basis, in order to increase or maintain our net sales and gross margins.

We believe our future success will depend in large part upon our ability to:

•	Identify demand trends in the business and home display markets and quickly develop and sell products that satisfy these demands;
•	Manage our cost structure to enable us to bring new products to market at competitive prices;
•	Respond effectively to new product announcements by our competitors by designing, either internally or through third parties;
•	Provide compatibility and interoperability of our products with products offered by other vendors and new technologies as they emerge;
•	Manage our product offerings either as stand-alone, in combination with other products or services, or in some other manner; and
•	Respond effectively to unexpected shifts in market demand towards display and PC products sold together under the same brand or away from stand-alone displays.

    Manage Foreign Currency Fluctuations. We must manage the effect of foreign currency fluctuations on our operational results. We buy a majority of our products from our suppliers in U.S. Dollars and sell a significant amount of our products in other foreign currencies. Historically, sales of our products have benefited from effects of the weakness of the U.S. Dollar, which made our products more affordable in several markets. However, we need to manage our account receivables and inventory balances to limit our foreign currency exposure in periods of a strengthening U.S. Dollar. We are in the process of forming a foreign currency hedging strategy.

Manage Relationships with Component Suppliers, Contract Manufacturers and Sales Channel Partners.  Our ability to effectively manage our inventory levels depends on our ability to accurately anticipate demand from our sales channel partners and on our ability to secure sufficient finished products from our contract manufacturers at competitive prices and in a timely manner to meet our customer demands.

Manage Imposition of Additional Duties and Taxes.  Another challenge we face is the new tariff classification for LCD monitors that incorporate a digital video interface, or DVI, connector. The European Union, or EU, issued notices stating that effective January 18, 2006, LCD monitors with DVI connectors would incur a 14% import duty tax.  This change in tariff classification will make it more difficult for us to compete in the European Union and will result in a negative impact on our gross margins.  Thus far, this change in classification has been applied prospectively.  However, we believe it is possible that the tariff could be applied retroactively.  We will continue to monitor this situation and will work to change our business process to minimize the negative impacts of this new tariff.

Laws, Regulations and Directives.  We are subject to local laws and regulations in the various regions in which we operate, including the European Union, or EU.  There are two particular EU directives that may have a material impact on our business.  The first is the Restriction of Certain Hazardous Substances Directive, or RoHS, that restricts the distribution of certain substances, including lead, within the EU and is effective July 1, 2006.  In addition to specifying the elimination and/or reduction in the level of specified hazardous materials from the manufacture of our products, we must take reasonable measures to ensure that we are not being supplied with products containing such restricted chemical substances. We are starting to receive requests from our customers for RoHS-compliant products. We are in the process of compiling RoHS-compliant information on our products as well as procuring RoHS-compliant material and information from our suppliers. The second directive is the Waste Electrical and Electronic Equipment Directive, or WEEE, which became effective January 2006, and requires manufacturers and importers, at their own cost, to implement a process to accept return of and to recycle all products it manufactures or imports into the EU. Certain EU countries adopted WEEE on August 13, 2005; however, the majority of EU countries into which our European region sells our products, have yet to adopt the legislation. Many of the countries that adopted WEEE in August 2005, have no published regulations or issued legislation with respect to a manufacturer or importer’s obligations. We are currently unable to assess the impact of these directives on our operations until more information becomes available, but at this time, we do not believe they will have a material impact on our business.

Results of Operations

Net Sales

We generate revenues primarily from the sale of our visual display technology products to our channel partners, including distributors, resellers and retailers, as well as to end users. We sell to a geographically diversified customer base with 55.1% of our 2005 revenues generated outside of the Americas, primarily in Europe and in Asia Pacific. We extend price reductions and sales incentive offerings to our customers including price protection, promotions, other volume-based sales incentives and expected returns.

Our largest customers are Ingram Micro Inc. and Tech Data Corporation, which accounted for 11% and 10%, respectively, of our net sales in 2005, and 14% and 13%, respectively, of our net sales in 2004 and 12% and 11%, respectively, of our net sales in 2003.

Cost of Sales

Our cost of sales consists primarily of cost of inventory purchased from our contract manufacturers, manufacturing support costs, inventory provisions, warranty, shipping, warehouse and storage costs. We maintain relationships with third-party contract manufacturers, which we believe will be able to provide us with sufficient quantities of product during 2006. However, we expect to continue to face price fluctuations for our products. Fluctuations in gross profit as a percentage of revenue, or gross margin, primarily result from changes in product mix and geographic mix as well as general pricing dynamics.

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

Discontinued Operations

The net gain for discontinued operations in 2005 represents a gain on the sale of residual assets related to the closure of a majority-owned subsidiary closed in 2004. The loss for discontinued operations in 2004 represents the net loss from the sale of a majority-owned subsidiary and the closure of another majority-owned subsidiary during 2004.

Preferred Stock Accretion

Preferred stock accretion represents the accretion value of our Series B convertible mandatorily redeemable preferred stock from its initial value to the redemption price.

The following table sets forth, for the periods indicated, our consolidated statements of operations expressed as a percentage of net sales.

	Year Ended December 31,
	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Cost of sales	90.4	90.9	87.3
Gross profit	9.6	9.1	12.7
Selling, general and administrative expenses	8.8	10.6	11.9
Income (loss) from operations	0.8	(1.5)	0.8
Other (expense) income - net:
Interest income (expense)	0.0	(0.1)	(0.2)
Other (expense) income—net	(0.4)	0.2	0.3
Other (expense) income—net	(0.4)	0.1	0.1
Income (loss) from continuing operations before income taxes	0.4	(1.4)	0.9
Provision (benefit) for income taxes	1.2	(0.3)	0.2
(Loss) income from continuing operations	(0.8)	(1.1)	0.7
Gain (loss) from discontinued operations	0.0	(0.5)	(0.3)
Net gain on disposal of discontinued operations, net of tax	0.0	0.2	0.0
Net (loss) income	(0.8)	(1.4)	0.4
Preferred stock accretion	(0.1)	(0.1)	(0.1)
Net (loss) income available to common stockholders	(0.9)%	(1.5)%	0.3%

Consolidated Results of Operations—December 31, 2005 Compared to December 31, 2004

Net Sales

Net sales increased $95.9 million, or 8.7%, to $1,200.2 million in 2005 from $1,104.3 million in 2004. The increase was primarily due to a 26.7% increase in unit sales although we did experience a decline in the ASP per unit of approximately 14.9%. The decline in ASP per unit reflected the effects of competition and reduced purchase costs associated with advances in display technology.

We sold approximately 5.7 million display products in 2005 compared to approximately 4.5 million display products during 2004. Of the display products sold in 2005, LCD products accounted for 57.6%, CRT products accounted for 27.6%, and other products accounted for 14.8% as compared to 40.3%, 45.8%, and 13.9%, respectively, in 2004. The increase in units sold was mainly due to continued expansion in China as well as stronger unit sales in Europe.

Sales allowances decreased by $35.3 million, or 31.8%, to $75.6 million in 2005 from $110.9 million in 2004. As a percentage of net sales, sales allowances decreased to 6.3% in 2005 from 10.0% in 2004. The decrease was primarily due to the LCD product oversupply situation in the second half of 2004, which increased the number of sales allowance programs offered in 2004 resulting in increased sales allowances as a percentage of net sales. Returns and sales incentive allowances charged against gross sales were $96.3 million and $126.9 million in 2005 and 2004, respectively.

Cost of Sales

Our consolidated cost of sales increased $81.1 million, or 8.1%, to $1,085.0 million in 2005 from $1,004.0 million in 2004. The increase was primarily due to an 8.7% increase of net sales in 2005 from 2004. Overall, gross margin increased to 9.6% in 2005 from 9.1% in 2004. The increase in our gross margin was the result, in part due to higher promotional pricing incentives from our vendors of $6.4 million in 2005 as compared to $3.9 million in 2004. In addition, during the fourth quarter of 2005, we reversed $3.2 million of accrued liabilities related to a contingent duty obligation on 20” and above display panels with DVI connectors, of which, $3.0 was accrued as of December 31, 2004. Furthermore, gross margin was adversely impacted during the latter half of 2004 by rapidly decreasing selling prices of LCD monitors. The adverse impact was partially offset by the forgiveness of a software royalty commitment of $1.7 million in the fourth quarter of 2004 and higher inventory write-downs of $11.5 million in 2005 as compared to $9.8 million in 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $12.0 million, or 10.2%, to $105.3 million in 2005 from $117.3 million in 2004. The decrease was due to lower advertising and marketing expense of $5.8 million, lower professional fees primarily relating to patent infringement lawsuits of $3.1 million, lower personnel costs predominately resulting from headcount reduction in the Americas of $2.7 million and the effect from converting expenses incurred in the Europe region into U.S. dollars, as a result of the strengthening U.S. dollar. The decrease was partially offset by the impact of adopting Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123, in 2005 that resulted in non-cash compensation expense of $0.5 million in addition to $1.1 million non-cash compensation expense due to the stock option re-pricing in the second quarter of 2005.

Other (Expense) Income - Net

    Other (expense) income - net, decreased to an expense of $4.0 million in 2005 from income of $1.3 million in 2004. The primary reason for the decrease was due to foreign currency transaction losses of $4.7 million in 2005 as compared to foreign currency transaction gains of $5.3 million in 2004. The decrease was partially offset by net interest income of $0.3 million in 2005 as compared to net interest expense of $1.3 million in 2004 as a result of lower bank borrowings in Asia Pacific and higher interest income on surplus cash. In addition, we had a net investment loss of $2.8 million in 2004. In 2005, we had a $1.8 million gain on sale of long-term investments, which was offset by a comparable amount of recorded impairment losses.

Provision for Income Taxes

Our provision for income taxes was $14.7 million in 2005 compared to a benefit for income taxes of $3.3 million in 2004. During the year ended December 31, 2005, we recorded a non-cash charge of $12.3 million to establish a valuation allowance against the net deferred income tax assets in the United States. The valuation allowance has been calculated pursuant to SFAS No. 109, Accounting for Income Taxes, or SFAS No. 109, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes our past and projected future performance, the market environment in which we operate, the utilization of past tax credits, and the length of carry-back and carry-forward periods of net operating losses. In determining that a valuation allowance is required, we placed added weight on the operating results of the past two years and the projected operating results for 2006. We intend to maintain a valuation allowance until sufficient positive evidence, as contemplated in SFAS No. 109, exists to support its reversal. We do not expect to recognize any domestic income tax benefits in future periods, until an appropriate level of profitability is achieved.

Discontinued Operations

The net gain for discontinued operations in 2005 represents a gain on the sale of residual assets related to the closure of a majority-owned subsidiary closed in 2004. The loss for discontinued operations in 2004 represents the net loss from the sale of a majority-owned subsidiary and the closure of another majority-owned subsidiary during 2004. See Note 16 of our Consolidated Financial Statements under Item 8 for more information.

Consolidated Results of Operations—December 31, 2004 Compared to December 31, 2003

Net Sales

Net sales increased $43.6 million, or 4.1%, to $1,104.3 million in 2004 from $1,060.7 million in 2003. The increase was primarily due to an increase in unit sales although we did experience a decline in the average selling price per unit of approximately 2.8% in 2004. The decline in average selling price per unit reflects the effects of competition, our pricing initiatives to compensate for the oversupply of LCD panels and reduced purchase costs associated with advances in display technology.

We sold approximately 4.5 million display products in 2004 compared to approximately 4.0 million display products in 2003. The increase in units sold was mainly due to continued expansion in China as well stronger unit sales in Europe. Of the display products sold in 2004, CRT products accounted for 45.8%, LCD products accounted for 40.3%, and other products accounted for 13.9% as compared to 48.5%, 42.4%, and 9.2%, respectively, in 2003. Although unit sales increased, the increase in net sales was partially offset by higher sales allowances in 2004 of $110.9 million compared to $81.7 million in 2003 due to aggressive promotions to meet competition. Due to the LCD product oversupply situation in the second half of 2004, we increased the number of sales allowance programs offered resulting in increased sales allowances as a percentage of net sales from 2003 to 2004. Returns and sales incentive allowances charged against gross sales were $126.9 million and $110.1 million in 2004 and 2003, respectively. As a percentage of net sales, sales allowances increased to 10.0% in 2004 from 7.7% in 2003 largely due to the increase in the number of sales allowances offered during the LCD product oversupply period.

Cost of Sales

Our consolidated cost of sales increased $77.8 million, or 8.4%, to $1,004.0 million in 2004 from $926.2 million in 2003. As a percentage of net sales, cost of sales increased to 90.9% in 2004 from 87.3% in 2003, in part due to (a) rapidly decreasing average selling prices on higher cost inventory of LCD panel displays in the third and fourth quarters of 2004, (b) additional duty on 20” and above LCD monitors with DVI connectors in the Europe region in 2004, and inventory write-downs of $9.8 million in 2004 as compared to $9.5 million in 2003. The increase was partially offset by $3.9 million of promotional pricing incentives from our vendors and the forgiveness of a software royalty commitment of $1.7 million in the fourth quarter of 2004. The inventory write-downs in 2004 were related to LCD products that experienced a drastic drop in product costs in the third and fourth quarters of 2004. The written-down inventory in 2004 and 2003 were either sold or abandoned within two or three months. In the subsequent periods after the write-downs, the average product margins were reduced only slightly due to little or no margin being earned on these written-down inventories. Overall, gross margin declined to 9.1% in 2004 from 12.7% in 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $8.8 million, or 7.0%, to $117.3 million in 2004 from $126.1 million in 2003. The decrease was primarily due to lower product development expenses of $5.2 million and lower bad debt expense of $1.5 million due to a bad debt recovery of $1.1 million in 2004. In addition, in the fourth quarter of 2003, we incurred a charge of $9.8 million due to the transfer of nine million shares by James Chu, our Chairman of the Board and Chief Executive Officer and our majority stockholder, to certain other stockholders in connection with the settlement of a stockholder complaint. The decrease was partially offset by higher professional fees for patent infringement lawsuits of $3.9 million and higher personnel costs of $6.1 million to support regional and product expansion and expenses related to the currency conversion effects of the strengthening of the Euro against the U.S. dollar in the Europe region.

Other Income - Net

Other income - net was $1.3 million for 2004 compared to $1.4 million in 2003. The primary reason for the decrease was due to lower foreign currency transaction gains of $5.3 million in 2004 as compared to $6.0 million in 2003, foreign currency option and forward contracts gains of $0 in 2004 as compared to $200,000 in 2003, and interest expense as a result of higher bank borrowings in Asia Pacific to fund operations of $2.5 million in 2004 as compared to $2.3 million in 2003. The foreign currency option contracts expired during 2003. In addition, investment losses of $2.8 million in 2004 were lower as compared to losses of $3.7 million in 2003.

Provision for Income Taxes

Our benefit for income taxes was $3.3 million for 2004 compared to a provision for income taxes of $2.3 million for 2003. Our effective tax rate decreased from a 24.1% provision for 2003 to a 20.9% benefit for 2004. The decrease in the provision for income taxes and the effective tax rate in the current year were primarily driven by the significant decrease in pre-tax income in 2004 compared to 2003. The change in the mix of domestic and foreign earnings also contributed to the year-to-year variance in the effective tax rate.

Discontinued Operations

The loss from discontinued operations represents the gain on sale of a majority-owned subsidiary in the third quarter of 2004 and the closure of another majority-owned subsidiary during late 2004. See Note 16 of our Consolidated Financial Statements under Item 8 for more information.

Segment Information

Our management evaluates and monitors segment performance primarily through net sales and income (loss) from operations. Management believes that this segment information provides useful information for analyzing the underlying business results.

		Year Ended December 31,
	2005	Percentage Increase/ (Decrease)	2004	Percentage Increase/ (Decrease)	2003
			(in thousands)

Net sales:
Americas	$538,813	(11.8)%	$610,644	(8.2)%	$665,450
Europe	297,549	25.2%	237,727	32.1%	179,909
Asia Pacific	363,828	42.1%	255,962	18.8%	215,332
	$1,200,190	8.7%	$1,104,333	4.1%	$1,060,691

Income (loss) from operations:
Americas	$1,049	111.0%	$(9,510)	(250.4)%	$6,320
Europe	3,575	812.2%	(502)	(105.5)%	9,010
Asia Pacific	5,206	174.9%	(6,953)	(349.2)%	2,790
Stockholders' complaint settlement	—	—	—	100%	(9,810)
	$9,830	157.9%	$(16,965)	(304.1)%	$8,310

December 31, 2005 Compared to December 31, 2004

Americas

Net Sales

The decrease in net sales in the Americas was primarily due to lower per unit ASPs reflecting the effects of competition and reduced selling price associated with advances in display technology.

Income (loss) from Operations

The increase in income from operations in the Americas was partially due to higher gross margin in 2005 largely attributable to the decrease in the number of sales allowances offered during 2005 as compared to the LCD product oversupply period in 2004 and higher promotional pricing incentives from our vendors in 2005 as compared to the promotional pricing incentives in 2004. In addition, selling, general and administrative expenses decreased in 2005 primarily due to lower advertising and marketing expenses, and lower personnel costs resulting from headcount reductions.

Europe

Net Sales

The increase in net sales in Europe was primarily due to the region’s expansion in sales to Russia, Ukraine, Middle East and Eastern Europe partially offset by the effects of a decrease in net sales in the Mediterranean and the strengthening of the U.S. dollar against the Euro reducing net sales. In addition, net sales increased due to the shift in the product mix to larger screen sizes, significant growth in the units sold and a shift in the ratio of sales from CRT to LCD products.

Income (loss) from Operations

The increase in income from operations in Europe was primarily due to increased net sales. In addition, the region’s gross margin as a percentage of net sales increased in 2005 as compared to 2004, largely due to the decrease in sales allowances offered during 2005 compared to a period of LCD product oversupply in 2004. Another factor contributing to this increase was the release of the $3.2 million duty provision on 20” and above LCD panel displays with DVI connectors in the fourth quarter of 2005, of which $3.0 million was accrued for in the fourth quarter of 2004. Selling, general and administrative expenses increased to support the regional and product expansion offset by the currency conversion effects of the strengthening of the U.S. dollar against the Euro.

Asia Pacific

Net Sales

The primary reason for the increase in net sales in Asia Pacific was our continued expansion into the China market. Net sales also increased due to higher unit sales in Taiwan and emerging markets such as Southeast Asia. The increase in unit sales was a result of expanding our customer base in all markets.

Income (loss) from Operations

The increase in income from operations in Asia Pacific was primarily due to increased net sales. In addition, the region’s gross margin as a percentage of net sales increased in 2005 as compared to 2004, largely due to the decrease in the number of sales allowances offered during 2005 as compared to the LCD product oversupply period in 2004. Selling, general and administrative expenses increased due to higher advertising and marketing expenses and higher personnel-related costs to support the increasing marketing efforts in China and increased staffing levels.

December 31, 2004 Compared to December 31, 2003

Americas

Net Sales

The decrease in net sales in the Americas was primarily due to lower unit sales across the LCD and CRT products combined with rapidly declining ASPs in the second half of 2004 and the weakening of demand. Net sales in the Americas were also negatively impacted by higher sales allowances in 2004 compared to 2003 due to aggressive promotions to meet the competition. The decrease was partially offset by lower product returns in 2004 compared to 2003.

Income (loss) from Operations

The decrease in income from operations in the Americas was partially due to rapidly decreasing ASPs as we sold our higher cost inventory of LCD panel displays in the third and fourth quarters of 2004, and higher personnel-related expenses in support of our marketing and operational efforts to increase current markets and expand into new product categories. This decrease was partially offset by lower advertising and marketing expenses, the recovery of a bad debt and promotional pricing incentives from our vendors in 2004.

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

Income (loss) from Operations

The decrease in income from operations in Europe was partially due to higher inventory write-downs in 2004 compared to 2003, higher warranty expense in 2004 compared to 2003, and the additional duty on monitors larger than 20” with DVI connectors in 2004. The decrease was partially offset by the effects of the improvements in the Euro against the U.S. dollar resulting in higher Euro list prices relative to cost of goods sold in the U.S. dollar, and promotional pricing incentives from our vendors recorded in 2004. Selling, general and administrative expenses increased in 2004 from 2003 primarily as a result of the strengthening of the Euro against the U.S. dollar and from higher advertising and marketing expenses and higher personnel-related expenses to support increased marketing efforts in additional markets.

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

Income (loss) from Operations

The decrease in income from operations in Asia Pacific was partially due to rapidly decreasing average selling prices as we sold our higher cost inventory of LCD panel displays in the third and fourth quarters of 2004 and higher inventory write-downs. The decrease is also due to higher advertising and marketing expenses and higher personnel-related costs related to supporting the increasing marketing efforts in China and increased staffing levels. The decrease was partially offset by promotional pricing incentives from our vendors recorded in 2004.

Liquidity and Capital Resources

	Year Ended December 31,
	2005	2004	2003
	(in thousands)

Net cash (used in) provided by operating activities	$(8,330)	$9,778	$21,199
Net cash provided by (used in) investing activities	$1,228	$1,154	$(2,148)
Net cash provided by financing activities	$1,435	$2,099	$1,488
Net cash (used in) provided by discontinued operations	$(1,284)	$755	$578
Net (decrease) increase in cash and cash equivalents	$(6,951)	$13,786	$21,117

Since our inception, we have financed our growth and cash needs largely through cash from operations, issuance of stock and borrowings. As of December 31, 2005, we had cash, cash equivalents and short-term investments of $94.0 million. Our cash balances are held in numerous locations throughout the world. Most of the amounts held outside the U.S. could be repatriated to the U.S., but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. In certain countries, foreign exchange limitations limit the amount of cash that can be repatriated. We have accounted for the U.S. federal tax liability on these amounts for financial statement purposes except for foreign earnings that are considered indefinitely reinvested outside the U.S. Repatriation could result in additional U.S. federal income tax payments in future years. Where local restrictions prevent an efficient inter-company transfer of funds, our intent is that cash balances would remain in the foreign country and we would meet our U.S. liquidity needs through ongoing cash flows from operations, external borrowings, or both. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We expect to meet expected and unexpected cash flow needs by accessing our credit lines in the Americas, Europe and Asia Pacific.

Operating Activities

Cash flow used by operating activities was $8.3 million in 2005 compared to cash flow provided by operations of $9.8 million in 2004 and $21.2 million in 2003. The increase in net cash used by operations in 2005 compared to 2004 resulted from decreases in accounts payable, an increase in inventory and a decrease in accrued promotional and other expenses, partially offset by a decrease in accounts receivable—net and an increase in accrued warranty expense. The decrease in net cash provided by operations in 2004 compared to 2003 is primarily a result of the loss from continuing operations incurred of $12.4 million in 2004 compared to income from continuing operations of $7.3 million in 2003, as well as an increase in inventory partially offset by a large increase in accounts payable and accrued promotional expenses.

Accounts receivable decreased $7.2 million to $146.0 million at December 31, 2005, from $153.2 million at December 31, 2004 due to improved days sales outstanding, to 45 days at December 31, 2005 compared to 46 days at December 31, 2004, partially offset by an 8.7% increase in net sales over 2004. Accounts receivable increased $22.4 million to $153.2 million at December 31, 2004 from $130.8 million at December 31, 2003 due to a 4.1% increase in net sales over 2003 and days sales outstanding increased to 46 days at December 31, 2004 compared to 41 days at December 31, 2003. As of December 31, 2005, we had no major collection or billing problems that had not already been accounted for in our allowance for doubtful accounts. Payment terms vary by geographic location and in some cases, a cash discount option is offered in addition to the standard payment terms. We have not materially changed our payment terms or delinquency policies between 2003 and 2005.

Inventories increased $7.2 million to $155.4 million at December 31, 2005 compared to $148.2 million at December 31, 2004. The increase was primarily due to the build up of inventory to meet our higher level of sales in 2006. As a result, our inventory turns stayed constant at seven times during 2005 and 2004. Inventories increased $22.4 million to $148.2 million at December 31, 2004 compared to $125.8 million at December 31, 2003. The increase was primarily due to the build up of inventory to meet our higher level of sales in 2004 compared to 2003, as well as selling through higher cost inventory. As a result, our inventory turns decreased to seven times during 2004 from eight times during 2003.

Accounts payable decreased approximately $14.7 million to $266.9 million at December 31, 2005 compared to $281.6 million at December 31, 2004. The decrease was largely due to the timing of our payments to our suppliers. Accounts payable increased approximately $47.6 million to $281.6 million at December 31, 2004 compared to $234.0 million at December 31, 2003. The increase was largely due to the increase in inventory balances and timing of our payments to our suppliers.

Investing Activities

Cash flows provided by investing activities were $1.2 million in both 2005 and 2004, respectively compared to cash flow used in investing activities of $2.1 million in 2003. The primary reason for the variance between periods was the timing of sales and purchases of investments.

Financing Activities

Cash flows provided by financing activities were $1.4 million, $2.1 million and $1.5 million in 2005, 2004 and 2003, respectively. The primary reason for the variance between 2005 and 2004 was lower net bank borrowings to fund operations in Asia Pacific in 2005 compared to 2004. The primary reason for the variance between 2004 and 2003 was the higher increase of net bank borrowings to fund operations in Asia Pacific in 2004 compared to 2003.

Discontinued Operations

Cash flows used in operating activities from discontinued operations were $1.3 million and $3.3 million in 2005 and 2003, respectively, and the cash flow provided by operating activities from discontinued operations was $0.9 million in 2004. The primary reason for the variance between 2005 and 2004 was the payment of trade accounts payable and accrued expenses in 2005. The primary reason for the variance between 2004 and 2003 was the decrease of  inventories in 2004 compared to 2003.

Cash flows provided by investing activities from discontinued operations were $0.0 million and $4.7 million in 2005 and 2004, respectively, and the cash flow used in investing activities from discontinued operations was $1.0 million in 2003. During 2004, the Company received proceeds from sale of a majority-owned subsidiary in 2004.

There was no financing activity from discontinued operations in 2005. The Company borrowed $4.9 million in 2003 and repaid the balance in 2004.

Contractual Obligations and Commitments

At December 31, 2005, we had contractual obligations and commercial commitments of $69.9 million as shown in the table below. The table below excludes obligations related to accounts payable and accrued liabilities incurred in the ordinary course of business.

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
				(in thousands)

Operating lease obligations (1)	$3,175	$2,246	$929	$—	$—
Bank borrowings	4,852	4,852	—	—	—
Subordinated notes payable - related party (2)	46,896	1,707	45,189	—	—
Preferred stock mandatory redemption (3)	15,000	15,000	—	—	—
Total	$69,923	$23,805	$46,118	$—	$—

(1)
The amounts referenced above include our current lease commitments under outstanding leases; however, we do have the ability under the terms of our leases to extend them and may elect to do so in the future.  Amounts due under any such lease extensions are not included in the amounts referenced above.

(2)	Includes interest payable of $1.7 million and $2.2 million for the respective periods presented above.
(3)
On January 10, 2006, we redeemed all 7,500,000 outstanding shares of Series B Preferred Stock for aggregate cash consideration of $15.0 million, representing the full redemption price of the Series B Preferred Stock.

Credit Facilities

We have a $60.0 million credit line that expires in March 2008. Advances bear interest at the prime rate plus 0.50% (7.75% at December 31, 2005) with interest payable monthly. As of December 31, 2005 and 2004, there was no outstanding balance on the line-of-credit. All advances under the agreement are collateralized by substantially all of the assets of ViewSonic Americas.  Under the agreement we are subject to various restrictive covenants, which, among other things, limit dividends (not to exceed $250,000 per year without the consent of the financial institution), capital expenditures and executive compensation and require us to maintain a minimum earnings before interest, taxes, depreciation and amortization amount. We are not required to comply with the restrictive covenants when borrowing capacity exceeds $15.0 million.

In June 2004, ViewSonic Europe Limited entered into a $20.0 million line-of-credit facility with a financial institution. This line-of-credit is secured by trade receivables and inventory of ViewSonic Europe Limited. Advances bear interest at Libor plus a margin. There were no borrowings against this facility as of December 31, 2005.

Certain of our other international subsidiaries also have line-of-credit facilities with various financial institutions that are secured by certain of their assets. These credit facilities allow cash advances, letters of credit and bank guarantees. During the year 2005, the cash advances bore interest at rates ranging from 1.6% to 5.3%. At December 31, 2005 and 2004, there were outstanding cash advances of approximately $4.9 million and $3.5 million, respectively. At December 31, 2005, the borrowing limit was approximately $23.4 million.

As of December 31, 2005, the Company was in compliance with the covenants of all its various borrowing arrangements.

Off-Balance Sheet Arrangements

At December 31, 2005 and 2004, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Seasonality

The market for our products historically has experienced seasonal shifts in demand due to changes in buying patterns by our customers. Buying patterns vary geographically, and the impact on our operating results in a given period may vary depending on our actual or anticipated level of activity in the relevant region. We generally experience a decline in net sales from the first quarter to the second quarter of each year, and we tend to experience the highest net sales in the fourth quarter of the year due to a strong buying season by large wholesale distribution partners and retailers attributable to the holiday season in the Americas. For the years 2003 through 2005, the average range of decline in net sales from the first quarter to the second quarter has been 5.9%. Our seasonality is moderated through slightly different seasonal variations in the three regions.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash balances, credit facilities and anticipated cash flows from operations will be sufficient to meet our operating, acquisition and capital requirements for at least the next 12 months. However, there is no assurance that we will not need to raise additional equity or debt financing within this time frame. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases or research and development expenditures, which could harm our business. Factors that could affect our cash used or generated from operations and, as a result, our need to seek additional borrowings or capital include:

•	Decreased demand and market acceptance for our products;
•	Inability to successfully develop our next-generation products;
•	Competitive pressures resulting in lower than expected average selling prices;
•	An adverse change in payment terms with our customers or our suppliers; or
•	New product announcements or product introductions by our competitors.

Critical Accounting Policies and Estimates

General

Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

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

In accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), we estimate our promotions based on our historical experience and consider these sales allowances reasonably estimable and as such we record these sales allowances as a reduction of our revenue in our statement of operations. We offer sales allowance programs, which can generally be categorized as rebates, price protection and other "meet the competition" discounts (i.e., discounts offered to meet our competition's prices on comparable products). We consider these sales incentives to be an adjustment of the selling price to our customers. In accordance with EITF 01-9, we recognize the maximum potential liability for our sales promotions in our statement of operations unless the estimated liability can be reduced based on relevant historical experience. We monitor our various sales incentive programs by customer on a monthly basis and assess the adequacy of our accruals for such programs as necessary. Over the past three years, such programs have averaged 7.9% of our net sales per year. Therefore, if our estimates were understated by 1% of our net sales for 2005, the negative impact to our net sales would approximate $12.0 million. As a percentage of net sales, sales allowances decreased by 3.7% to 6.3% in 2005 from 10.0% in 2004 largely due to a reduction in the number of sales allowances offered during 2005 compared to 2004 due to oversupply in the market of LCD products.

We estimate returns allowances based upon our historical experience. With regard to returns, the primary factors affecting our estimates include the estimated return rate and the number of units shipped that still have a specified right of return as of the balance sheet date. During the last three years, our customer returns have approximated 1.9% of net sales.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is determined using an analysis to determine whether the balance of the account sufficiently adjusts the accounts receivable balance to its net realizable value. The analysis consists of applying a historical write-off percentage against the accounts receivable aging balance to determine whether the allowance for doubtful accounts balance is sufficient to cover expected future write-offs. We maintain an allowance for all customers based on a variety of factors, including the length of time receivables are past due, trends in overall rating of the total portfolio, macroeconomic conditions, significant one-time events and historical experience. Also, we record an additional allowance for individual accounts when we become aware of a customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, our estimates of the recoverability of receivables would be further adjusted. If our estimates for future bad debts are higher than recorded, this could result in higher bad debt expenses.

Historically our allowance for doubtful accounts has represented less than 4.0% of our gross receivables and the only significant past losses or write-offs have resulted from customer bankruptcies. We monitor customer credit limits on a monthly basis and review historical payment history. As of December 31, 2005, we had $146.0 million in net accounts receivable.

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

If we are unable to properly monitor and manage our sales channel inventory and maintain an appropriate level and mix of products with our customers, we may experience inventory losses. On a monthly basis, we review the amount of inventory in the various sales channels, sales forecasts, and historical trends such as sell through activity as well as price trends and other relevant data. Based upon this market information, we adjust our related inventory values. Major changes in inventory values usually relate to technological changes and market acceptance of new products, which are difficult to predict. Our inventory write-downs as a percentage of cost of sales have averaged approximately 1% for the years ended December 31, 2005, 2004 and 2003.

Promotional Pricing Incentives from our Vendors

We receive promotional pricing incentives from several of our product vendors. The amount of the pricing incentives is based on the market competition and the quantity of historical purchases of these components from such vendors. The pricing incentives have no impact on future component purchases from these vendors. We record the reimbursement from our vendors for these promotional pricing incentives when we are released of the legal liability for the payment of the product purchases by our vendors.

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

Long-Term Investments

For our publicly traded investments, we follow SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and account for such investments as available for sale. Unrealized gains (losses) are recorded in other comprehensive income, net of tax. Any realized gains (losses) are recorded in other income (expense) and cost is determined by specific identification.

We account for our investments in privately held companies under the cost method. Our investment in privately held companies was valued at $0.1 million, $2.4 million and $4.7 million as of December 31, 2005, 2004 and 2003, respectively. We are under no contractual obligation to provide additional funding to these privately held companies and do not exercise significant influence over them.

When events dictate, we perform an impairment analysis to determine whether the loss, if any, is other than temporary.

Private and public securities investment impairments totaled $1.8 million, $4.3 million and $3.6 million in 2005, 2004 and 2003, respectively. In determining whether an impairment exists, our impairment policy is to evaluate the latest financial operating results of the investment, review projections on a discounted cash flow model and perform an overall analysis of our original cost. The actual amount of impairment is based on the difference between the discounted cash flows versus the recorded value.

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets in accordance with SFAS No. 109, Accounting for Income Taxes.

The establishment of a valuation allowance requires the assessment of both positive and negative evidence. This evidence includes our past and projected future performance, the market environment in which we operate, the utilization of past tax credits and the length of the carry-back and carry-forward periods of net operating losses. As of December 31, 2005, we have a valuation allowance of $17.3 million of which $15.5 million was against domestic net deferred income tax assets. In addition, a valuation allowance has been established against deferred income tax assets in all jurisdictions with the exception of our subsidiary in Taiwan.

Pursuant to APB No. 23, Accounting for Income Taxes-Special Areas, we do not provide for federal income taxes or tax benefits on the undistributed earnings associated with the non-U.S. operations. In the event some or all of the earnings were distributed to the U.S. entity, some portion of the distribution would be subject to both U.S. income taxes and foreign withholding taxes. However, foreign tax credits may become available to reduce or eliminate the U.S. income tax liability.

New Accounting Pronouncements

In December 2004, FASB, issued SFAS No. 123(R), which revises SFAS No. 123, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, or APB Opinion No. 25. SFAS 123(R) requires fair value recognition of stock option grants in the income statement as an expense and it became effective beginning January 1, 2006. We are in the process of evaluating the impact of this pronouncement on the financial statements and how it may change the way we provide incentive compensation to our employees in the future.

On May 9, 2005, we re-priced all outstanding stock options held by our employees, executive officers and members of our Board of Directors of record on March 2, 2005. As a result, the exercise price of our outstanding stock options subject to re-pricing was lowered to $0.38 per share, resulting in stock option expense of $1.1 million. The re-pricing was implemented in order to realign the cash and equity components of our compensation programs for employees, executive officers and directors.  During the second quarter of 2005, we elected to adopt the fair value based employee stock-based compensation expense recognition provisions of SFAS No. 123, using the modified prospective method. We previously applied the intrinsic value based expense recognition provisions set forth in APB Opinion No. 25. Had we not adopted SFAS 123, the stock options that were re-priced in the second quarter of 2005 would have been subject to variable accounting with changes in the fair value of the stock options being recorded in our Statements of Operations. We elected not to early adopt SFAS 123(R). Among other differences, SFAS 123(R) includes an estimate of volatility. SFAS 123 does not require the use of volatility for privately held companies in estimating the fair value of stock options. Management believes that use of the fair value based method to record employee stock-based compensation expense is consistent with the accounting for all other forms of compensation. The adoption of the fair value based recognition provision decreased net income by $1.6 million for the year ended December 31, 2005.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” or SFAS No. 154. SFAS No. 154 changes the requirements for accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 generally requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe SFAS No. 154 will have a material effect on our consolidated statements of operations or balance sheets.

Subsequent Events

On January 10, 2006, we redeemed all 7,500,000 outstanding shares of Series B Preferred Stock for aggregate cash consideration of $15.0 million, representing the full redemption price of the Series B Preferred Stock.

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

We have significant European net sales denominated in the Euro. Product shipping, and selling, general and administrative costs associated with a portion of these sales are U.S. Dollar-denominated. During 2005, the Euro-to-U.S. Dollar foreign currency exchange rate weakened against the U.S. Dollar decreasing 11.3% on an average annual basis compared to the average in 2004. The weakening of the Euro negatively impacted our 2005 net sales and income from operations by $9.3 million and $6.2 million, respectively, assuming all other factors remain constant. Historically, sales of our products have benefited from effects of the weakening U.S. Dollar, which make our products more affordable in several markets. However, in periods of a strengthening U.S. dollar, our revenues measured in U.S. dollars are negatively impacted, while our cost of sales remains fairly constant, resulting in lower gross profit. We need to manage our account receivables and inventory balances in order to limit our foreign currency exposure to a strengthening U.S. Dollar. We are in the process of forming a foreign currency hedging strategy. We currently estimate that a 10% fall in the Euro from €1.20 to €1.08 in December 2006 may result in a $17.5 million reduction in net sales. The ultimate impact of future changes to these and other currency exchange rates on 2006 net sales, income from operations, net income, equity, and comprehensive income is not determinable at this time.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ViewSonic Corporation
Walnut, California

We have audited the accompanying consolidated balance sheets of ViewSonic Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ViewSonic Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statement taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2005 the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards, No. 123, Accounting for Stock-Based Compensation.

As discussed in Note 2 to the consolidated financial statements, in 2005, the Company changed the presentation of its consolidated statements of cash flows to present separate disclosure of the cash flows from operating, investing, and financing activities of discontinued operations and retroactively revised the consolidated statements of cash flows for the years ended December 31, 2004 and 2003, for the change.

DELOITTE & TOUCHE LLP
Los Angeles, California
March 31, 2006

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
(Amounts in thousands, except share information)

ASSETS	2005	2004
CURRENT ASSETS:
Cash and cash equivalents	$93,998	$100,497
Short-term investments	—	2,268
Trade receivables—net	145,982	153,159
Other receivables	7,013	7,296
Inventories	155,389	148,224
Deferred income taxes	3,194	9,665
Prepaids and other current assets	2,736	3,095
Income taxes receivable	761	559
Current assets of discontinued operations	195	1,769
Total current assets	409,268	426,532
PROPERTY, PLANT AND EQUIPMENT—Net	12,929	15,163
LONG-TERM INVESTMENTS	2,676	7,072
GOODWILL	1,347	1,347
OTHER ASSETS—Net	6,505	8,369
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS		40
TOTAL	$432,725	$458,523
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank borrowings	$4,852	$3,529
Accounts payable	266,867	281,609
Accrued promotional expenses	22,663	30,267
Accrued warranty expense	21,350	17,365
Other accrued expenses	20,614	18,702
Current liabilities of discontinued operations	195	3,656
Total current liabilities	336,541	355,128
SUBORDINATED NOTES PAYABLE—Related party	43,000	43,000
CONVERTIBLE MANDATORILY REDEEMABLE PREFERRED STOCK	14,952	13,428
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value:
Authorized—600,000,000 shares at December 31, 2005 and 2004
Outstanding— 353,974,268 and 353,959,176 shares at December31, 2005 and 2004.	3,540	3,540
Additional paid-in capital	93,716	92,149
Accumulated deficit	(55,611)	(45,754)
Accumulated other comprehensive loss	(3,413)	(2,968)
Total stockholders' equity	38,232	46,967
TOTAL	$432,725	$458,523

The accompanying notes are an integral part of these consolidated financial statements.

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Amounts in thousands, except per share information)

	2005	2004	2003

Net sales	$1,200,190	$1,104,333	$1,060,691
Cost of sales	1,085,011	1,003,960	926,201
Gross profit	115,179	100,373	134,490
Selling, general and administrative expenses	105,349	117,338	126,180
Income (loss) from operations	9,830	(16,965)	8,310
Other (expense) income—net:
Interest income (expense)—net	287	(1,291)	(1,464)
Other (expense) income—net	(4,266)	2,542	2,822
Other (expense) income—net	(3,979)	1,251	1,358
Income (loss) from continuing operations before income taxes	5,851	(15,714)	9,668
Provision (benefit) for income taxes	14,659	(3,293)	2,333
(Loss) income from continuing operations	(8,808)	(12,421)	7,335
(Loss) from discontinued operations	—	(5,989)	(2,853)
Net gain on disposal of discontinued operations, net of tax	475	2,153	—
Net (loss) income	(8,333)	(16,257)	4,482
Preferred stock accretion	(1,524)	(1,372)	(1,229)
Net (loss) income available to common stockholders	$(9,857)	$(17,629)	$3,253
Basic (loss) earnings per share:
Continuing operations	$(0.03)	$(0.04)	$0.02
Discontinued operations	$—	$(0.02)	$(0.01)
Gain on disposal of discontinued operations	$—	$0.01	$—
Total basic (loss) earnings per share	$(0.03)	$(0.05)	$0.01
Diluted (loss) earnings per share
Continuing operations	$(0.03)	$(0.04)	$0.02
Discontinued operations	$—	$(0.02)	$(0.01)
Gain on disposal of discontinued operations	$—	$0.01	$—
Total diluted (loss) earnings per share	$(0.03)	$(0.05)	$0.01
Basic weighted average shares outstanding	353,969	353,917	353,891
Diluted weighted average shares outstanding	353,969	353,917	358,538

The accompanying notes are an integral part of these consolidated financial statements.

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Amounts in thousands, except share information)

	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive	Accumulated Total Stockholders’	Comprehensive Income
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	(Loss)

BALANCE—January 1, 2003	353,885,825	$3,539	$82,282	$(31,378)	$(1,834)	$52,609

Comprehensive income (loss):				4,482		4,482	$4,482
Net income
Other comprehensive loss—net of tax:					223	223	223
Foreign currency translation					(1,201)	(1,201)	(1,201)
Unrealized holding losses on marketable securities—less realized gains							$3,504
Comprehensive income			9,810			9,810
Preferred stock accretion				(1,229)		(1,229)
Issuance of common stock and warrants	11,924	—	13	—	—	13

BALANCE—December 31, 2003	353,897,749	3,539	92,105	(28,125)	(2,812)	64,707
Comprehensive loss:
Net loss				(16,257)		(16,257)	$(16,257)
Other comprehensive income (loss)—net of tax:
Foreign currency translation					706	706	706
Unrealized holding losses on marketable securities—less realized gains					(862)	(862)	(862)
Comprehensive loss							$(16,413)
Preferred stock accretion				(1,372)		(1,372)
Issuance of common stock	76,595	1	44			45
Rescission of common stock (Note 16)	(15,168)	—	—	—	—	—

BALANCE—December 31, 2004	353,959,176	3,540	92,149	(45,754)	(2,968)	46,967
Comprehensive loss:
Net loss				(8,333)		(8,333)	(8,333)
Other comprehensive income (loss)—net of tax:
Foreign currency translation					178	178	178
Unrealized holding losses on marketable securities—less realized gains					(623)	(623)	(623)
Comprehensive loss							$(8,778)
Preferred stock accretion				(1,524)		(1,524)
Issuance of common stock	15,092	—	11	—	—	11
Stock-based compensation expense	—	—	1,556	—	—	1,556

BALANCE—December 31, 2005	353,974,268	$3,540	93,716	$(55,611)	$(3,413)	$38,232

The accompanying notes are an integral part of these consolidated financial statements.

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Amounts in thousands)

	2005	2004 (Revised)	2003 (Revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income from continuing operations	$(8,808)	$(12,421)	$7,335
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,107	3,555	3,463
Loss on disposal of property, plant and equipment	22	75	103
Provision for doubtful accounts	603	(257)	1,228
Loss on sale and impairment of long-term investments	190	2,773	3,666
Deferred income taxes	12,481	(3,235)	(735)
Stockholders' complaint settlement	—	—	9,810
Stock-based compensation expense	1,556	—	—
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Trade receivables	6,094	(22,215)	(22,913)
Other receivables	316	(1,858)	1,832
Inventories	(7,263)	(22,567)	(7,509)
Prepaids and other current assets	296	1,112	1,800
Accounts payable	(14,434)	47,516	17,715
Accrued promotional and other expenses	(8,356)	16,540	1,080
Accrued warranty expense	4,005	2,833	388
Income taxes payable/receivable	1,861	(2,073)	3,936
Net cash (used in) provided by operating activities	(8,330)	9,778	21,199
CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of property, plant and equipment	(1,282)	(2,981)	(2,751)
Proceeds from sale of property and equipment	38	—	—
Purchases of long-term investments	—	—	(214)
Proceeds on sale of long-term investments	3,168	2,716	4,504
(Purchases) sales of short-term investments	2,242	1,419	(3,687)
Change in other assets	(2,938)
Net cash provided by (used in) investing activities	1,228	1,154	(2,148)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	5,398	38,932	30,551
Payments on bank borrowings	(3,974)	(36,878)	(29,076)
Proceeds from issuance of common stock	11	45	13
Net cash provided by financing activities	1,435	2,099	1,488
CASH FLOW FROM DISCONTINUED OPERATIONS
Cash flow from operating activities	(1,324)	935	(3,329)
Cash flow from investing activities	40	4,687	(960)
Cash flow from financing activities	—	(4,867)	4,867
Net cash (used in) provided by discontinued operations	(1,284)	755	578
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,951)	13,786	21,117
CASH AND CASH EQUIVALENTS
—beginning of year	100,497	86,828	65,641
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	452	(117)	70
CASH AND CASH EQUIVALENTS—End of year	$93,998	$100,497	$86,828
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid (refund) for:
Interest	$2,097	$2,234	$2,034
Income taxes	$2,362	$2,365	$(1,887)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY— Unrealized holding (losses) gains in 2005, 2004 and 2003 for investments available for sale, net of tax of $(104), $(625), and $(801), respectively	$(156)	$(2,159)	$(623)

The accompanying notes are an integral part of these consolidated financial statements.

VIEWSONIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1.	Organization and Business

ViewSonic Corporation, a Delaware corporation, and subsidiaries (the “Company”), was incorporated in 1987. The Company is a leading global provider of visual display technology, including CRT monitors, LCD displays, projectors, plasma displays, HDTV technology and the latest in mobile products including wireless display solutions.

Headquartered in Walnut, California, the Company has subsidiaries with operations in the United States, Taiwan, China, Singapore, Hong Kong, Australia, the United Kingdom, France and Germany.

2.	Summary of Significant Accounting Policies

Principles of Consolidation — The Company's consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and elimination of all significant intercompany accounts and transactions.

Use of Estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash, Cash Equivalents and Short-Term Investments — Cash and cash equivalents include currency on hand and time deposits with original maturities of less than three months.

Short-term investments represent time deposits with original maturities of more than three months but less than one year.

Trade Receivables-Net — Trade receivables, net include an allowance for doubtful accounts of approximately $4,975,000, $5,327,000 and $4,192,000 as of December 31, 2005, 2004 and 2003, respectively. The allowance amount is determined by specific review of the receivable aging balances.

Other Receivables — This balance includes related party receivables (see Note 9) and other receivables.

Inventories — Inventories consist primarily of finished goods and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method of accounting. The Company writes down its inventory for estimated lower of cost or market, obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. Other factors influencing these write downs include: rapid technological changes, product life cycle and product pricing. The Company evaluates its inventory on a monthly basis and makes necessary adjustments. Inventory write-downs totaled $11,529,000, $9,800,000 and $9,500,000 in 2005, 2004 and 2003, respectively.

Property, Plant and Equipment-Net — Depreciation is provided for on the straight-line method over the estimated useful lives of the assets, 3 to 30 years. Amortization of leasehold improvements is over the lesser of the lease term or useful life of the improvement.

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

Long-Term Investments — The Company's long-term investments include both publicly traded and privately held companies. None of the Company's investments represent ownership of more than 20% in the various companies. For the Company's publicly traded investments, the Company follows Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, or SFAS No. 115, and accounts for such investments as available for sale. Unrealized holding gains/losses are recorded in other comprehensive income/loss, net of tax. Any realized gains/losses are recorded in other income/expense and cost is determined by specific identification. The Company accounts for its privately held company investments under the cost method. When events dictate, the Company performs an impairment analysis to determine whether the loss, if any, is other than temporary. Private and public securities investment impairments totaled $1,808,000, $4,310,000 and $3,631,000 in 2005, 2004 and 2003, respectively. In determining if an impairment exists, the Company's impairment policy is to consider the latest actual financial operating results, and review projections on a discounted cash flow model, if available.

Income Taxes — Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the difference are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets in accordance with SFAS No. 109, Accounting for Income Taxes.

Pursuant to APB Opinion No. 23, Accounting for Income Taxes-Special Areas, (“APB No. 23”), the Company does not provide for income tax on the undistributed earnings associated with the non-U.S. operations. In the event some or all of the earnings were distributed to the Company, some portion of the distribution would be subject to both U.S. income taxes and foreign withholding taxes. However, foreign tax credits may become available to reduce or eliminate the U.S. income tax liability.

Promotional Pricing Incentives from Vendors — The Company receives promotional pricing incentives from several of its product vendors. The amount of the pricing incentives is based on the market competition and the quantity of historical purchases of these components from such vendors. The Company records the reimbursement from its vendors for these promotional pricing incentives when the Company is released of its legal liability. Promotional pricing incentives from its vendors totaled $6,411,000, $3,900,000 and $0 in 2005, 2004 and 2003, respectively.

Patent Litigation Expenses — There are certain claims against the Company related to patent infringement cases. The Company accrues for these claims whenever it determines an unfavorable outcome is probable and the amount is reasonably estimable. The amount of the accrual is estimated based on each individual claim, including past history with the vendor and nature of the claim.

Revenue Recognition, Warranty and Promotions — Revenues are recognized when products are shipped and risk of loss is transferred, evidence of an arrangement exists, the price is fixed or readily determinable, and collectability is probable. The Company extends rights of return to its customers, which are accrued for based on estimated future returns determined by using estimates and historical experience.

The Company provides a variety of warranty programs worldwide, and each program is based on the specific products and geographic locations. Accruals are provided for such estimated future costs at the time the product is sold, and such amounts are based upon historical experience (see Note 14).

The Company offers promotions such as rebates, price protection and other incentives to customers in the normal course of business. Accruals for these promotions are provided for based on estimates and historical experience. The costs of these promotions are netted against sales.

The Company occasionally requests that its contract manufacturers ship finished goods directly to its customers. However, the Company's primary business practice is to have finished goods delivered from its contract manufacturers directly to the Company's regional warehouses, where it is stored for eventual shipment to its customers. For vendor drop shipment sales, the Company retains title to the shipment from the time it leaves the contract manufacturer's port of choice, until the time title passes to the customer. The Company's vendor drop shipment revenue was $101,836,000, $19,628,000 and $18,300,000 in 2005, 2004, and 2003, respectively.

Advertising — Advertising costs, which include cooperative advertising, media advertising and production costs, are recorded as selling, general and administrative expenses in the period in which the advertising first takes place. Advertising costs were $23,740,000, $27,599,000 and $27,944,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Research and Development — Research and development expenses are recorded as selling, general and administrative expenses and were $1,099,000, $1,852,000 and $8,158,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Other Income-Net — The other income, net account consists primarily of realized investment gains (losses), foreign currency transaction gains (losses) and other miscellaneous income. See Note 4 for realized investment gains (losses), and for transaction gains (losses), see below for more information.

Foreign Currency Translation and Transaction Gain (Loss) — The assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are translated at the exchange rates applicable at the end of the reporting year. The statements of operations and cash flows of such subsidiaries are translated at the average exchange rates during the year. Translation gains or losses are accumulated as a separate component of stockholders' equity.

The Company's net transaction losses were $4,686,000 for the year ended December 31, 2005 and the Company’s net transaction gains were $5,295,000 and $5,988,000 for the years ended December 31, 2004 and 2003, respectively.

Stock-Based Compensation — On May 9, 2005, the Company re-priced all outstanding stock options held by the Company’s employees, executive officers and members of the Board of Directors of record on March 2, 2005. As a result, the exercise price of the Company’s outstanding stock options subject to the re-pricing was lowered to $0.38 per share, the estimated fair value on that date, resulting in stock option expenses of $1,100,000. The re-pricing was implemented in order to realign the cash and equity components of the Company’s compensation programs for employees, executive officers and directors.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires fair value recognition of stock option grants in the income statement as an expense. The Company adopted SFAS 123(R) effective January 1, 2006, and is in the process of evaluating the impact of this pronouncement on the financial statements and how it may change the way the Company provides incentive compensation to its employees in the future.

During the second quarter of 2005, the Company elected to adopt the fair value based employee stock-based compensation expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), using the modified prospective method. The Company previously applied the intrinsic value based expense recognition provisions set forth in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Had the Company not adopted SFAS 123, the stock options that were re-priced would have been subject to variable accounting with changes in the fair value of the stock options being recorded in the Statements of Operations. The Company elected not to early adopt SFAS 123(R). Among other differences, SFAS 123(R) includes an estimate of volatility. SFAS 123 does not require the use of volatility for privately held companies in estimating the fair value of stock options. Management believes that use of the fair value based method to record employee stock-based compensation expense is consistent with the accounting for all other forms of compensation. The adoption of the fair value based recognition provision decreased net income by $456,000 for the year ended December 31, 2005.

Under the modified prospective method, compensation cost recognized in 2005 is the same as that which would have been recognized had the recognition provisions of SFAS 123 been applied from its original effective date. Results for prior years have not been restated. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in 2004 and 2003.

	Year Ended December 31,
	2005	2004	2003

Net (loss) income, as reported	$(8,333)	$(16,257)	$4,482
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,556	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,556)	(168)	(247)
Pro forma net (loss) income	$(8,333)	$(16,425)	$4,235
(Loss) earnings per share:
Basic—as reported	$(0.03)	$(0.05)	$0.01
Basic—pro forma	$(0.03)	$(0.05)	$0.01

Diluted—as reported	$(0.03)	$(0.05)	$0.01
Diluted—pro forma	$(0.03)	$(0.05)	$0.01

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions. There are no assumptions for 2004 because there were no options granted in 2004.

	2005	2004	2003

Dividend yield	0%	—	0%
Expected volatility	0%	—	0%
Risk-free interest rates	3.88%	—	4.01%
Expected lives	4 years	—	4 years
Weighted-average fair value of options granted	$0.06	—	$0.06

Foreign Component Suppliers and Assemblers and Regulations — A significant number of products distributed by the Company are manufactured in China, Taiwan and Thailand. The purchase of goods manufactured in foreign countries is subject to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs, import and export controls, and changes in governmental policies, any of which could have a material effect on the Company's business, results of operations and financial condition. While the Company does not believe that any of these factors impact its business significantly at present, there can be no assurance that these factors will not have a material effect on the Company in the future. Any significant disruption in the delivery of merchandise from the Company's component suppliers, substantially all of whom are foreign, would also have a material impact on the Company's business, results of operations and financial condition. Currently, the majority of purchases are made in U.S. dollars.

Fair Value of Financial Instruments — The Company's financial instruments recorded on the consolidated balance sheets include cash and cash equivalents, short-term investments, trade receivables, net, other receivables, accounts payable, bank borrowings, subordinated notes payable and convertible mandatorily redeemable preferred stock. Management believes that the recorded value of such financial instruments is a reasonable estimate of their fair value, except for the fair value of subordinated notes payable, which, due to its related party nature, is not determinable.

Concentration of Credit Risk and Major Customers/Suppliers — Trade receivables, net are unsecured, and the Company is at risk to the extent such amounts become uncollectible. The Company performs credit evaluations of each of its customers and maintains allowances for potential credit losses as needed.

Two customers accounted for approximately 21%, 28% and 23% of total net sales for the years ended December 31, 2005, 2004 and 2003, respectively. These customers accounted for approximately 18% and 26% of trade receivables, net at December 31, 2005 and 2004, respectively.

Four suppliers accounted for approximately 47%, 53% and 57% of total purchases for the years ended December 31, 2005, 2004 and 2003, respectively. These suppliers accounted for approximately 64% and 56% of accounts payable at December 31, 2005 and 2004, respectively.

Expense Classifications — In 2005, warehouse and storage-related expenses have been reclassified from selling, general and administrative expenses to cost of sales. Classification of these expenses as a component of cost of sales is a practice that is consistent with others within the Company’s industry. The reclassified warehouse and storage-related expense were $8,783,000 and $7,640,000 for the years ended December 31, 2004 and 2003, respectively.

Derivatives — The Company entered into a foreign currency option contract on June 2, 2005 to minimize the impact of foreign currency fluctuations on its business in Europe. The foreign currency option contract allowed the Company to sell 2,000,000 Euros per month for an eight to twelve month term ending on June 28, 2006 at specific rates based on the spot rate in the market. This contract was not accounted for as a hedge under the SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Pursuant to the terms of the contract, the foreign currency option was terminated on November 7, 2005. Gains related to the foreign currency options were $720,000 in 2005 and are recorded in other (expense) income-net.

New Accounting Pronouncement— In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, or SFAS No. 154. SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 generally requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe SFAS No. 154 will have a material effect on its consolidated statements of operations or balance sheets.

Statements of Cash Flows— Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2004, management of the Company determined that the cash flows associated with discontinued operations should not have been presented as a single line item within investing activities in the Consolidated Statements of Cash Flows. As a result, during 2005, the Company changed the presentation of cash flows from discontinued operations to present separate disclosure of the cash flows from operating, investing, and financing activities.

Reclassifications— Interest expense and interest income have been shown net in the 2004 and 2003 consolidated financial statements to conform to the 2005 presentation.

3.	Property, Plant and Equipment

Property, plant and equipment, net consist of the following at December 31 (in thousands):

	Useful Lives	2005	2004

Land		$4,426	$4,579
Building	30 years	5,437	5,306
Office equipment	3-5 years	21,595	20,724
Furniture and fixtures	4-5 years	5,086	5,160
Leasehold improvements	5-15 years	5,585	5,863
Construction in progress		27	14
		42,156	41,646
Accumulated depreciation and amortization		(29,227)	(26,483)
		$12,929	$15,163

The total depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 was approximately $3,107,000, $3,555,000 and $3,463,000, respectively.

4.	Long-Term Investments

The Company’s investment activity in other comprehensive income, net of tax, is as follows at December 31 (in thousands):

	2005	2004	2003

Beginning balance—unrealized (loss) gain	$(52)	$810	$2,011
Unrealized holding gains (losses)	(156)	(2,159)	(623)
Reclassification for realized (gains) losses	(467)	1,297	(578)
Ending balance—unrealized (loss) gain	$(675)	$(52)	$810

The Company's long-term investments are summarized as follows at December 31 (in thousands):

	2005 Market/ Carrying Value	Realized Gain (Loss)	2004 Market/ Carrying Value	Realized Gain (Loss)

Private securities—at cost	$110	$(797)	$2,407	$(612)
Available-for-sale equity securities—public	2,566	776	4,665	(2,161)
	$2,676	$(21)	$7,072	$(2,773)

	2005 Market/ Carrying Value	Unrealized Holding Gain (Loss)	2004 Market/ Carrying Value	Unrealized Holding Gain (Loss)

Available-for-sale equity securities—unrealized gains	$831	$62	$3,127	$913
Available-for-sale equity securities—unrealized (losses)	1,735	(1,188)	1,538	(1,000)
	$2,566	$(1,126)	$4,665	$(87)

			More Than
	Less Than 12 months		12 months or Greater
	Market/ Carrying Value	Unrealized Holding Loss	Market/ Carrying Value	Unrealized Holding Loss

Available-for-sale equity securities—unrealizedlosses	$195	$(427)	$1,540	$(761)

The unrealized losses that exceed more than 12 months or greater of $761,000 were due to market-price movements. Management does not believe that any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of December 31, 2005, except for the $1,808,000 impairment recorded in 2005.

5.	Bank Borrowings

The Company has a $60,000,000 credit line that expires in March 2008. Advances bear interest at the prime rate plus 0.50% (7.75% at December 31, 2005) with interest payable monthly. As of December 31, 2005 and 2004, there was no outstanding balance on the line-of-credit. Under the agreement, all advances have, as collateral, a substantial amount of all ViewSonic Americas’ assets. Under the agreement, the Company is subject to various restrictive covenants, which, among other things, limit dividends (not to exceed $250,000 per year without the consent of the financial institution), capital expenditures and executive compensation and require the Company to maintain a minimum earnings before interest, taxes, depreciation and amortization amount. The Company is not required to comply with the restrictive covenants when borrowing capacity exceeds $15,000,000.

In June 2004, ViewSonic Europe Limited entered into a $20,000,000 line-of-credit facility with a financial institution. This line-of-credit is secured by trade receivables and inventory of ViewSonic Europe Limited. Advances bear interest at Libor plus a margin. There were no borrowings against this facility as of December 31, 2005 and 2004.

Certain of the Company’s other international subsidiaries also have line-of-credit facilities with various financial institutions that are secured by certain of their assets. These credit facilities allow cash advances, letters of credit and bank guarantees. During the year 2005, the cash advances bore interest at rates ranging from 1.6% to 5.3%. At December 31, 2005 and 2004, there were outstanding cash advances of approximately $4,852,000 and $3,529,000 respectively. At December 31, 2005, the borrowing limit was approximately $23,400,000.

As of December 31, 2005, the Company is in compliance with the covenants on all of its various borrowing arrangements.

6.	Income Taxes

The provision (benefit) for income taxes consists of the following for the years ended December 31 (in thousands):

	2005	2004	2003

Current:
Federal	$(582)	$(92)	$921
State	377	(83)	760
Foreign	2,383	117	1,010
Total current	2,178	(58)	2,691
Deferred:
Federal	9,906	(2,131)	(1,237)
State	2,972	(310)	102
Foreign	(397)	(794)	777
Total deferred	12,481	(3,235)	(358)
	$14,659	$(3,293)	$2,333

The components of deferred tax assets (liabilities) are as follows at December 31 (in thousands):

	2005	2004

Deferred tax assets
Current:
Accounts receivable, inventory, and warranty allowances	$8,129	$8,448
Accruals	1,842	1,858
State taxes	21	18
Unrealized foreign exchange gains	(204)	(420)
Other	214	241
Sub-Total	10,002	10,145
Valuation Allowance	(6,808)	(480)
Total current	3,194	9,665
Non-current:
Net operating loss carry-forwards	7,180	7,944
Depreciation and amortization	1,328	790
Foreign tax credit carry-forwards	2,472	1,811
Unrealized loss on securities	1,081	35
Other	219	2
Subtotal	12,280	10,582
Valuation allowance	(10,470)	(3,217)
Total non-current	1,810	7,365
Net deferred tax assets	$5,004	$17,030

The net deferred tax assets are reflected on the December 31, 2005 and 2004 consolidated balance sheets as a separately stated current asset of $3,194,000 and $9,665,000, respectively, and a non-current asset (included within other assets) of $1,810,000 and $7,365,000, respectively.

The valuation allowance of $3,697,000 as of December 31, 2004 related to net deferred income tax assets in subsidiaries located outside of the United States. During the second quarter of 2005, the Company recorded a valuation allowance against its U.S. entities net deferred income tax assets. The valuation allowance was calculated pursuant to SFAS No. 109, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes the Company’s past and projected future performance, the market environment in which the Company operates, the utilization of past tax credits and the length of the carry-back and carry-forward periods of net operating losses. In determining that a valuation allowance was required, the Company placed added weight on the operating results of the past two years and the projected results for 2005. The Company intends to maintain a valuation allowance until sufficient positive evidence, as contemplated by SFAS No. 109, exists in future periods to support its reversal. As of December 31, 2005, the Company has valuation allowances against its deferred income tax assets in all jurisdictions except for deferred income tax assets relating to its subsidiary in Taiwan. The total allowance of $17,278,000 consisted of $15,476,000 against domestic net deferred income tax assets and $1,802,000 against the foreign net deferred income tax assets.

For federal income tax purposes, the Company has a net operating loss carry-forward of $12,162,000 at December 31, 2005. This net operating loss carry-forward will begin to expire in 2025, if not utilized. The Company also had net operating loss carry-forwards in various states totaling $15,113,000 at December 31, 2005, which results in a deferred tax asset of $905,000. These net operating loss carry-forwards begin to expire in 2010. In addition, the Company had approximately $7,635,000 of non-U.S. net operating loss carry-forwards at December 31, 2005. The majority of the non-U.S. net operating loss carry-forwards relate to operations of subsidiaries in countries permitting indefinite carry-forward of losses. As discussed above, a valuation allowance has been provided against the net operating loss carry-forwards and other deferred income tax assets.

Income (loss) before taxes attributable to foreign operations was $5,451,000, $(4,527,000) and $17,940,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

A reconciliation of the Company's provision (benefit) for income taxes to the U.S. federal statutory rate is as follows for the years ended December 31 (in thousands):

	2005 Amount	%	2004 Amount	%	2003 Amount	%

Provision (benefit) for income taxes at statutory rate	$2,047	35.0%	$(5,500)	(35.0)%	$3,383	35.0%
Nondeductible items	381	6.5	222	1.4	3,434	35.5
Change in valuation allowance	13,582	232.1	673	4.3	(4,289)	(44.4)
State taxes—net of federal benefit	245	4.2	(256)	(1.6)	560	5.8
Permanent and other items, including foreign income taxed at different rates	(1,596)	(27.3)	1,568	10.0	(755)	(7.8)

	$14,659	250.5%	$(3,293)	(20.9)%	$2,333	24.1%

7.	Convertible Mandatorily Redeemable Preferred Stock

Series A Stock — On April 14, 2000, the Company entered into a Series A Preferred Stock and Warrant Purchase Agreement (the "Agreement") with a U.S.-based high-tech company (the "Investor") providing for an investment of up to $50,000,000 in the Company by the Investor in exchange for 18,382,353 shares of Series A convertible mandatorily redeemable preferred stock and warrants. The $50,000,000 would be paid to the Company based on the achievement of certain milestones as defined in the Agreement.

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

Series B and C Stock — On January 10, 2002, the Company entered into a Series B Preferred Stock Exchange and Warrant Purchase Agreement (the "Exchange Agreement") with the Investor. Under the Exchange Agreement, the Investor contributed an additional $5,000,000, bringing the total cash contributed to $15,000,000. The exchange was made for the 3,676,471 shares of Series A Stock originally issued and the related warrants. As consideration for the exchange, the Company issued to the Investor 7,500,000 shares of Series B convertible mandatorily redeemable convertible preferred stock, par value of $.001 per share (the "Series B Stock"). Each share of Series B Stock was convertible into one share of common stock or redeemable for cash for $2.00 per share on January 10, 2006. In connection with such issuance, the Company granted to the Investor 3,300,000 Interest Warrants and 7,500,000 Valuation Warrants to purchase Series C non-redeemable convertible preferred stock (par value of $.001 per share). The Interest Warrants vested on January 10, 2006, have an exercise price of $.01 per share and expire on July 10, 2006. The Valuation Warrants were immediately vested, have an exercise price of $2.00 per share, and expire on July 10, 2006. As of December 31, 2005 and 2004, a total of 18,000,000 shares of Series C preferred stock were authorized, and no shares were issued or outstanding.

In accordance with applicable accounting guidance, the exchange was accounted for as an extinguishment of the Series A Stock and related warrants. The exchange resulted in no gain or loss, as the fair value of the consideration provided to the Investor was equal to the carrying value of the extinguished instruments. The Series B Stock was recorded at its fair value of $9,750,000, and the Interest and Valuation Warrants were valued at $7,479,000. The Company accreted the value of the Series B Stock from its initial value of $9,750,000 to the redemption price of $15,000,000. Such accretion totaled $1,524,000, $1,372,000 and $1,229,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Investor was entitled to dividends payable when and if declared by the Board. The dividends would be cumulative and would be paid prior to payment of any dividend with respect to the common stock. No dividends were declared for the years ended December 31, 2005, 2004 and 2003, respectively.

The following is a summary of the Series B Stock as of December 31 (in thousands):

	2005	2004

Series B convertible mandatorily redeemable preferred stock:
Authorized—12,500,000 shares at December 31, 2005 and 2004
Issued and outstanding—7,500,000 shares at December 31, 2005 and 2004 (liquidation preference of $2.60 per share)	$14,952	$13,428

On January 10, 2006, the Company redeemed the outstanding series B convertible mandatorily redeemably preferred stock for $15,000,000, representing the full redemption price of the series B preferred stock.

8.	Stockholders' Equity

A portion of the Company's retained earnings is restricted based on certain regulations governing a subsidiary in Taiwan. The total amount of restricted retained earnings was approximately $2,792,000 and $2,640,000 at December 31, 2005 and 2004, respectively.

9.	Related Party Transactions

The Company sells inventory to several related parties, which include a company where an officer is related to the principal stockholder. Net sales to these related parties were approximately $22,372,000, $24,692,000 and $28,808,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company had receivables of approximately $1,471,000 and $1,531,000 from these related parties at December 31, 2005 and 2004, respectively, which are included in other receivables.

At December 31, 2005, the Company had subordinated notes payable to its principal stockholder and related entities. The subordinated notes payable is not callable until the expiration date, April 12, 2008. The amounts outstanding at December 31, 2005 and 2004 are $43,000,000. The interest rates on the subordinated notes payable was 3.97% for the years ended December 31, 2005, 2004 and 2003, respectively. Interest expense related to this amount totaled $1,707,000, $1,712,000 and $1,707,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

10.	Commitments and Contingencies

Lease Commitments — The Company leases certain facilities under lease agreements that expire at various dates through 2008. One lease provides for a five-year renewal option with accompanying cost-of-living rent increases. Commitments under the lease agreements also provide for the payment of property taxes, insurance, utilities and maintenance costs. The following is a schedule of future minimum lease payments required under these operating leases (in thousands):

Year Ending December 31

2006	$2,246
2007	905
2008	24
$3,175

Total rental expense for the years ended December 31, 2005, 2004, and 2003 was approximately $3,042,000, $2,819,000 and $2,788,000, respectively.

Litigation — The Company is involved in various legal matters in the normal course of its business. Management believes that the ultimate outcome of such matters will not have a material adverse effect on the consolidated financial statements.

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

Manage Imposition of Additional Duties and Taxes — The European Union, or EU, issued notices stating that effective January 18, 2006, LCD monitors with a digital video interface (“DVI”) connector, would incur a 14% import duty tax.  To date, this change in classification has been applied prospectively.  However, the Company believes it is possible that the tariff could be applied retroactively; however, the Company will continue to monitor this situation and work to change the Company’s business processes to minimize any negative impact resulting from this new tariff.

Laws, Regulations and Directives — The Company is subject to local laws and regulations in the various regions in which the Company operates, including the EU.  There are two particular EU directives that may have a material impact on the Company’s business.  The first is the Restriction of Certain Hazardous Substances Directive (“RoHS”) that restricts the distribution of certain substances, including lead, within the EU and is effective July 1, 2006.  In addition to specifying the elimination and/or reduction in the level of specified hazardous materials from the manufacture of the Company’s products, the Company must take reasonable measures to ensure that it is not being supplied with products containing the restricted chemical substances. The Company is starting to receive requests from its customers for RoHS-compliant products. The Company is in the process of compiling RoHS-compliant information on the Company’s products as well as procuring RoHS-compliant material and information from the Company’s suppliers. The second directive is the Waste Electrical and Electronic Equipment Directive (“WEEE”) that became effective on August 13, 2005, and requires manufacturers or importers to provide a process of recycling all of its manufactured products or imports into the EU. Certain EU countries adopted WEEE on August 13, 2005; however, the majority of EU countries into which the Company’s European region sells its products, have yet to adopt the legislation. Many of those countries, which adopted WEEE in August 2005, have not published regulations nor have issued legislation with respect to a manufacturer or importer’s obligations. The Company is currently unable to assess the impact of these directives on the Company’s operations until more information becomes available, but at this time, the Company does not believe that these regulations will have a material impact on the Company’s business.

Income Tax Contingencies — The Company has recorded a $3,097,000 liability related to certain tax positions.  The resolution of such income tax contingencies is not expected to have an adverse material effect on the consolidated financial statements.

11.	Retirement Plans

The Company has a 401(k) plan (the domestic “401(k) Plan”) for its eligible domestic employees. The Company also has similar plans for its eligible foreign employees in certain of its foreign offices. Employer contributions made to the domestic 401(k) Plan and all other foreign plans during the years ended December 31, 2005, 2004 and 2003 were $1,019,000, $1,011,000 and $958,000, respectively.

12.	Stock Options

In April 1999, the Company established a stock option plan (the “Plan”). Under terms of the Plan, officers, members of the Board of Directors and certain other employees may be granted options to purchase the Company's common stock at the estimated market price on the date the option is granted. Options granted through April 30, 2002 vest over four years. Options granted on or after May 1, 2002 vest over three years. All options may be exercised for up to 10 years from the date of grant. The fair market value was determined by the Board of Directors based in part on valuations performed by an independent appraiser in connection with the issuance of the options.

In June 2004, the Company established a 2004 Equity Incentive Plan (the “2004 EIP”). Under terms of the 2004 EIP, officers, members of the Board and certain other employees may be granted options to purchase the Company’s common stock at the estimated fair market value on the date the option is granted. The options granted under the 2004 EIP will vest over three or four years.  All options may be exercised for up to 10 years from the date of grant. As of December 31, 2005, the Company has 15,381,091 options available for future grants. In view of the fact that the Company's common stock is not publicly traded, the fair market value will be determined by the Board of Directors based upon various factors and information including valuations, which may be performed from time to time, by an independent appraiser.

Presented below is a summary of the stock option activity for all years presented:

	Options	Weighted- Average Price	Weighted- Average Options Exercisable	Exercise Price

Balance—December 31, 2002	26,119,691	$1.07	15,368,651	$1.04
Granted	12,080,206	1.09
Exercised	(11,924)	1.03
Canceled	(5,924,970)	1.05
Balance—December 31, 2003	32,263,003	$1.08	18,221,149	$1.05
Granted	—	0.00
Exercised	(76,595)	1.04
Canceled	(4,296,915)	1.07
Balance—December 31, 2004	27,889,493	$1.08	20,196,260	$1.06
Granted	8,442,273	0.38
Exercised	(15,092)	0.86
Cancelled	(8,691,078)	0.38
Balance—December 31, 2005	27,625,596	$0.38	21,281,575	$0.38

On May 9, 2005, the Company re-priced 23,775,611 options to $0.38 per option, representing all outstanding options of current directors, officers and employees of record on March 2, 2005.

The following table summarizes information for options outstanding at December 31, 2005:

Range of Prices	Option Outstanding	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Options Exercisable

$0.38	27,106,596	6.18	$0.38	21,139,325
$0.45	519,000	9.96	$0.45	142,250

13.	Business Segments

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has three reportable segments: Americas, Europe and Asia Pacific. The Company believes these segments do not meet the economically similar criteria requirements of SFAS No. 131, and, therefore, are separate reportable segments. The Company sells similar products in the local markets, including CRT displays, LCD displays, projectors, plasma displays, HDTV technology and the latest in mobile products including wireless monitors. The types and class of customers, primarily distributors and retailers, are also similar across the product lines. The Company has two major products—visual displays (CRT and LCD computer monitors) and other products. Both products are sold to all of its markets. In the aggregate, the Company's other products make-up 14.8% of units shipped in 2005, 13.9% in 2004 and 9.2% in 2003.

The following segment financial information is for the years ended December 31 (in thousands):

	2005	2004	2003

Net sales:
Americas	$538,813	$610,644	$665,450
Europe	297,549	237,727	179,909
Asia Pacific	363,828	255,962	215,332
	$1,200,190	$1,104,333	$1,060,691

Income (loss) from operations:
Americas	$1,049	$(9,510)	$6,320
Europe	3,575	(502)	9,010
Asia Pacific	5,206	(6,953)	2,790
Stockholders' complaint settlement (Note 10)	—	—	(9,810)
	$9,830	$(16,965)	$8,310

Assets:
Americas	$204,302	$244,954	$255,956
Europe	120,109	101,194	73,621
Asia Pacific	108,119	110,566	71,995
Assets held for sale	195	1,809	13,357
	$432,725	$458,523	$414,929

Depreciation and amortization:
Americas	$1,917	$2,111	$2,146
Europe	268	265	351
Asia Pacific	922	1,179	966
	$3,107	$3,555	$3,463

Capital additions:
Americas	$826	$2,344	$1,984
Europe	122	307	147
Asia Pacific	334	571	799
	$1,282	$3,222	$2,930

The Company's goodwill is recorded in the United States. The inter-geographical sales were immaterial for the years ended December 31, 2005, 2004 and 2003. The following table summarizes the Company's net sales and long-lived assets in different geographical locations for the years ended December 31 (in thousands):

	2005	2004	2003

Net sales:
United States	$425,555	$533,992	$586,204
Taiwan	95,215	137,280	91,237
China	202,389	118,593	89,370
Others	477,031	314,468	293,880
	$1,200,190	1,104,333	1,060,691

Long-lived assets:
United States	$4,069	$5,323	$5,100
Taiwan	8,975	9,816	9,961
China	440	617	498
Others	792	754	719
	$14,276	$16,510	$16,278

14.	Warranty

The Company provides product warranty programs on a worldwide basis that vary in term from 12 to 36 months. The length of the warranty period and the specific warranty coverage are based on the type of product. The Company accrues for estimated warranty costs at the time the product is sold, and such amounts are based upon historical experience. The historical data that determines the warranty accrual and the overall estimate of the warranty liability includes the following key factors: net cost of repair (repair costs less reimbursements from suppliers), defect rates and total number of products under warranty. The following table summarizes the Company's activity in the warranty liability for the years shown (in thousands):

	Beginning Accrued Warranty Liability	Payments for Units Returned	Additional Warranty Expense for Units Sold	Adjustments	Ending Accrued Warranty Liability

December 31, 2003	$14,179	$(11,038)	$10,206	$1,220	$14,567
December 31, 2004	$14,567	$(11,290)	$13,688	$400	$17,365
December 31, 2005	$17,365	$(13,392)	$16,696	$681	$21,350

15.	Earnings Per Share

The Company presents both basic and diluted (loss) earnings per share ("EPS") amounts. Basic EPS is calculated by dividing net (loss) income by the weighted-average number of common shares outstanding during the year. Diluted EPS amounts are based upon the weighted-average number of common and potential common shares, including options and warrants outstanding during the year.

Potential common shares are excluded from the computation in periods in which they have an anti-dilutive effect. The Company uses the treasury stock method to calculate the impact of outstanding stock options. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. For 2005 and 2004, due to the loss incurred by the Company with respect to its continuing operations, all options were excluded because they were anti-dilutive.  For 2003, options for 4,795,000 shares were excluded from the diluted (loss) earnings per common share calculation because they were anti-dilutive.

The basic and diluted EPS was calculated using EITF 03-06, Participating Securities and the Two Class Method under SFAS No. 128 (“EITF 03-06”). The following is a reconciliation of the numerators and denominators of the basic and diluted net (loss) income per share computations for the periods presented (amounts in thousands, except share and per share information). Amounts are for the years ended December 31 (amounts in thousands, except per share information).

	2005	2004	2003
Basic EPS:
Numerator:
(Loss) income from continuing operations (1)	$(10,332)	$(13,793)	$6,132
Loss discontinued operations	—	(5,989)	(2,853)
Gain on disposal of discontinued operations	475	2,153	—
Denominator—weighted-average shares outstanding	353,969	353,917	353,891
Basic EPS
Continuing operations	(0.03)	(0.04)	0.02
Discontinued operations	—	(0.02)	(0.01)
Gain on discontinued operations	—	0.01	0.00
Total Basic EPS	(0.03)	(0.05)	0.01
Diluted EPS:
Numerator:
(Loss) income from continuing operations (1)	(10,332)	(13,793)	6,132
(Loss) from discontinued operations	—	(5,989)	(2,853)
Gain on disposal of discontinued operations	475	2,153	—
Denominator:
Weighted-average shares outstanding	353,969	353,917	353,891
Stock options (2)	—	—	1,373
Interest warrants (3)	—	—	3,275
Total shares	353,969	353,917	358,538
Diluted EPS
Continuing operations	(0.03)	(0.04)	0.02
Discontinued operations	—	(0.02)	(0.01)
Gain on discontinued operations	—	0.01	0.00
Total Diluted EPS	$(0.03)	$(0.05)	$0.01

(1)
Prepared in accordance to EITF 03-06. The EPS calculation allocated income from continuing operations between common stock and the convertible mandatorily redeemable preferred stock. Losses from continuing operations are not allocated to convertible mandatorily redeemable preferred stock.

(2)
For 2005 and 2004, due to the loss incurred by the Company with respect to its continuing operations, all options were excluded because they were anti-dilutive.  For 2003, options for 4,795,000 shares, were excluded from the diluted earnings per common share calculation because they were anti-dilutive.

(3)
For the year ended December 31, 2005 and 2004, Series C Preferred Stock issuable upon the exercise of outstanding warrants of 3,300,000 and 3,300,000 shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.

16.	Discontinued Operations

On July 30, 2004, the Company completed the sale of Advanced Digital Optics, Inc., or ADO, a majority-owned subsidiary and recorded a $3,257,000 gain, net of tax expense of $1,127,000. The cost basis of its investment in ADO was $4,100,000. The Company also incurred $307,000 of expenses associated with the sale.

During the fourth quarter of 2004, the Company made the decision to dispose of VisionBank, one of its majority-owned subsidiaries. As of December 31, 2005 and 2004, the net liabilities of VisionBank were $0 and $1,847,000, respectively. VisionBank recorded a $475,000 gain on the sale of its residual assets during the year ended December 31, 2005. The loss from discontinued operations of $3.8 million in 2004 represents the gain on the sale of a majority-owned subsidiary in the third quarter of 2004, which was offset by the loss from the closure of another subsidiary.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of these businesses are reported as discontinued operations for the periods indicated (in thousands):

Discontinued Operations	December 31, 2005	December 31, 2004	December 31, 2003
Net Sales	$—	$10,616	$13,993
(Loss) from discontinued operations (no tax benefit)	$—	$(5,989)	$(2,853)
Net gain on disposal of discontinued operations, net of tax $0, ($1,127,000), and $0, respectively.	$475	$2,153	$—

	December 31, 2005	December 31, 2004
Current assets	$195	$1,769
Other assets	—	40
Total assets	195	1,809
Accounts payable and accrued expenses	195	3,656

Net (liabilities)/assets of discontinued operations	$—	$(1,847)

17.	Quarterly Information

The following table sets forth for the periods indicated selected unaudited quarterly financial information for 2005 and 2004.

	Quarter Ended
	2005				2004
	Mar. 31	Jun. 30	Sep. 30	Dec. 31(3)	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands, except per share amounts)

Net sales	$273,912	$284,617	$316,678	$324,983	$292,605	$260,812	$249,020	$301,896
Cost of sales	245,843	257,502	288,482	293,184	250,096	231,061	250,475	272,328
Gross profit	28,069	27,115	28,196	31,799	42,509	29,751	(1,455)	29,568
Income (loss) from continuing operations before income taxes	(714)	(2,897)	3,037	6,425	14,045	(1,084)	(31,440)	2,765
Provision (benefit) for income taxes	(200)	13,396	1,021	442	3,369	(92)	(7,757)	1,187
Income (loss) from continuing operations	(514)	(16,293)	2,016	5,983	10,676	(992)	(23,683)	1,578
Income (loss) from discontinued operations(2)	—	—	—	—	(1,031)	(1,295)	(196)	(3,467)
(Loss) gain on disposal of discontinued operations(2)	(70)	780	(115)	(120)	—	—	3,257	(1,104)
Net income (loss)	$(584)	(15,513)	1,901	5,863	9,645	(2,287)	(20,622)	(2,993)
Preferred stock accretion	$361	375	389	399	327	337	349	359
Net income (loss) available to common stockholders	$(945)	$(15,888)	$1,512	$5,464	$9,318	$(2,624)	$(20,971)	$(3,352)
Basic earnings (loss) per share(1)	$(0.00)	$(0.05)	$0.00	$0.02	$0.03	$0.00	$(0.06)	$(0.01)
Diluted earnings (loss) per share(1)	$(0.00)	$(0.05)	$0.00	$0.02	$0.03	$0.00	$(0.06)	$(0.01)

(1)	Basic and diluted earnings per share are net of continuing and discontinued operations.
(2)	Two of the Company’s majority-owned subsidiaries were discontinued during 2004.
(3)
During the fourth quarter of 2005, as a result of developments related to the tariff classification for certain LCD monitors, the Company recorded an adjustment of $3.2 million to reduce its accrual for potential duty taxes payable.

18.	Subsequent Events

On January 10, 2006, the redemption date, the Company redeemed all 7,500,000 outstanding shares of Series B Preferred Stock for aggregate cash consideration of $15,000,000, representing the full redemption price of the Series B Preferred Stock.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on their evaluation as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

We entered into employment agreements with Jan Jensen, the President and Managing Director of ViewSonic Europe, dated January 10, 2006 with ViewSonic SARL, ViewSonic Netherlands and ViewSonic Europe Limited, respectively, or the Jensen Employment Agreements. The Jensen Employment Agreements supersede Mr. Jensen’s employment agreement with us dated September 3, 2004 (the “Prior Jensen Agreement”). The purpose of the separate agreements with each of these subsidiaries is to denominate the salary payable by each respective subsidiary to Mr. Jensen. In the aggregate under the terms of the Jensen Employment Agreements, Mr. Jensen has an annualized base salary of Euro 247,000 and is entitled to a variable compensation bonus that is targeted at Euro 120,000, if Mr. Jensen achieves goals related to the bonus as determined by the Board of Directors. Mr. Jensen is also given a car allowance of Euro 27,600 per calendar month. Under the Jensen Employment Agreements, Mr. Jensen is entitled to six months notice of termination of his employment unless he is over 65 years of age, he has committed a material or persistent breach of his employment relationship with us, including, but not limited to, causing us a financial loss, or he has been given three months notice in connection with any illness or disability that has incapacitated him from performing his duties to us for a period of 180 days or more, in the preceding twelve months. Mr. Jensen also receives a pension under the Jensen Employment Agreements equal to 10% of his base salary. In connection with the Prior Jensen Agreement, Mr. Jensen was granted an option to purchase 500,000 shares of our common stock at the current fair market value of our shares at the time of grant. The option vests 25% on the date of grant and the remainder vests on a pro rata basis over 3 years, such that on the third anniversary of the grant date of the option grant, the shares shall be fully vested.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

The following table sets forth the name, age as of March 15, 2006 and position of each person who serves as a ViewSonic executive officer and/or director:

Name
Executive Officers:	Age	Position
James Chu	48	Chairman of the Board and Chief Executive Officer
James A. Morlan	57	Chief Financial Officer
Robert J. Ranucci	41	Vice President, General Counsel and Secretary
Matthew W. Milne	38	President, ViewSonic Americas
H.C. Ho	52	President, Global Products Group
Michael Holstein	53	Vice President, Advanced Solutions & Emerging Technology
Jan Jensen	43	President & Managing Director, ViewSonic Europe
Directors:
Matthew E. Massengill	44	Director
William J. Miller	60	Director
Bruce L. Stein	51	Director
Luc H. Vanhal	45	Director

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

Matthew W. Milne has served as our President of ViewSonic Americas since February 2005. From February 2005 to September 2005, Mr. Milne served as our Senior Vice President of Business Development and Strategy. From December 2002 to September 2004, Mr. Milne served as Senior Vice President and General Manager of Gateway Inc.'s Consumer Electronics, a computer manufacturer. From March 2000 to December 2002, Mr. Milne was President of Cameo Technologies, Inc., a spin-off company from Western Digital Corporation. From June 1992 to March 2000, Mr. Milne held various senior-level positions at Western Digital Corporation. Mr. Milne holds a B.A. in Finance from California State University, Fullerton and an M.B.A. from California Polytechnic State University, Pomona.

Heng-Chun (“HC”) Ho has served as our President, Global Products Group since February 2005. From November of 2001 to October of 2004, Mr. Ho served as President and Chief Executive Officer of Sampo Corporation and Sampo Group, a consumer electronics and appliance manufacturer. From November of 1999 to November of 2001, Mr. Ho served as Vice Chairman and Chief Executive Officer of Sampo Technology Corporation. From July of 1993 to October of 1999, Mr. Ho served as Senior Vice President and General Manager of Primax Electronics Corporation. From June of 1991 to July of 1993, Mr. Ho served as Plant Manager at Qume ITT at Hsinchu Science Based Industrial Park. Mr. Ho holds a B.S. in Physics from Cultural University in Taipei.

Michael Holstein has served as our Vice President of Advanced Solutions and Emerging Technology (ASET) since January 2005. From October 2003 to December 2004, Mr. Holstein served as our Vice President of the Visual Solutions Group. In June 2002 through September 2003, Mr. Holstein served as our Director of Supply Base Management, and from October 2001 to May 2002, he served as our Director of Product Engineering, Mobile and Wireless. From November 2000 to September 2001, Mr. Holstein served as the Vice President of Development Technology for Gateway, Inc., a computer manufacturer, and from November 1996 to October 2000, he served as Gateway's Director of Consumer Products.

Jan Jensen has served as our President and Managing Director of ViewSonic Europe since October 18, 2004. From February 2003 to October 2004, Mr. Jensen served as Vice President Worldwide Sales Channels for Proxim  Corporation, a networking equipment company. From October 2001 to January 2003, Mr. Jensen served as Deputy Chief Operating Officer for Metro International, a global media company. From June 1999 to September 2001, Mr. Jensen served as Vice President Business to Business for Gateway, Inc., in Europe, the Middle East and Africa. From August 1996 to May 1999, Mr. Jensen was Director of International Channel Management at Siemens Computer Systems Worldwide Headquarters, a German company.  Mr. Jensen has a M.S. from Aarhus School of Business Administration.

Matthew E. Massengill has served as a member of our Board of Directors since December 2003. He has been Chairman of the Board of Directors of Western Digital Corporation, a company that designs, develops, manufactures and sells hard disk drives, since November 2001. Mr. Massengill was Chief Executive Officer of Western Digital from January 2000 to October 2005; and President from January 2000 to December 2003. He previously served for more than five years in various executive capacities within Western Digital. He has been a director of Microsemi Corporation, a semiconductor manufacturer specializing in system-engineered integrated circuits and high reliability discrete devices, since February 2006. Mr. Massengill holds a B.S. in Engineering from Purdue University.

William J. Miller has served as a member of our Board of Directors since December 2003. Mr. Miller has acted as an independent consultant to several technology companies since October 1999. From April 1996 to October 1999, Mr. Miller was Chairman of the Board of Directors and Chief Executive Officer of Avid Technology, Inc., a provider of digital tools for multimedia. Mr. Miller also served as President of Avid Technology from September 1996 through October 1999. Mr. Miller serves as a director of NVIDIA Corporation, a visual computing technology company, Waters Corporation, a scientific instrument manufacturing company, and Digimarc Corporation, a developer and provider of secure identification products and digital watermarking technology. Mr. Miller holds a B.A. and a J.D. from the University of Minnesota.

Bruce L. Stein has served as a member of our Board of Directors since June 2003. Since April 2003, Mr. Stein has served as the Co-Chief Executive Officer of The Hatchery LLC, which creates and develops family and kids oriented consumer products and entertainment. From September 2001 to April 2003, Mr. Stein served as a consultant and director of Avalon Digital Systems, Inc. From October 1999 to September 2001, Mr. Stein served as Chief Executive Officer and a director for Radical Communications, Inc., a messaging solution provider, which was acquired by Avalon Digital Systems, Inc. Mr. Stein served in various positions at Mattel, Inc., a manufacturer of toy products, from August 1996 to March 1999, including President, Mattel Worldwide, Chief Operating Officer and as a director. From August 1995 to August 1996, Mr. Stein was Chief Executive Officer of Sony Interactive Entertainment Inc., a subsidiary of Sony Computer Entertainment America Inc. At various times between January 1995 and June 1998, Mr. Stein was a consultant to DreamWorks SKG, a motion picture company, Warner Bros. Entertainment, an entertainment company, and Mandalay Entertainment, a film production company. From January 1987 through 1994 Mr. Stein served as President of Kenner Products, Inc. Mr. Stein holds a B.A. from Pitzer College in Claremont and an M.B.A. from the University of Chicago.

Luc H. Vanhal has served as a member of our Board of Directors since June 2003. Since July 2005, Mr. Vanhal has served as Chief Financial Officer of Guthy-Renker, a worldwide leader in direct marketing. From August 2004 to July 2005, Mr. Vanhal served in a similar capacity at Belkin Corporation, a connectivity provider. From January 2001 to April 2004, Mr. Vanhal served as President and Chief Operating Officer of Vivendi Universal Games, Inc., a global developer, publisher and distributor of multi-platform interactive entertainment. Mr. Vanhal also served as Chief Financial Officer from February 1999 to January 2001. From June 1990 to February 1999, Mr. Vanhal held several positions at The Walt Disney Company, including Chief Financial Officer for the Worldwide Consumer Products Division from 1997 to 1999. Mr. Vanhal holds a B.A. and an M.B.A. from the University of Leuven, Belgium.

There are no family relationships among any ViewSonic executive officers or directors.

Identification of Audit Committee and Financial Expert

We maintain an Audit Committee consisting of directors Messrs. Massengill, Miller, Stein and Vanhal. Mr. Vanhal serves as the Audit Committee Chairperson. All members of our Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the NASDAQ listing standards and under applicable Securities Exchange Commission, or SEC, rules and regulations). SEC regulations require us to disclose whether our Board of Directors has determined that a director qualifying as a "financial expert" serves on our Audit Committee. Our Board of Directors has determined that Mr. Miller qualifies as a "financial expert" within the meaning of such regulations.

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

To our knowledge, based solely a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2005, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with except: (a) Mr. Ho filed one late Form 3; (b) Mr. Ho filed one late Form 4 reflecting one previous stock option grant for an aggregate of 1,000,000 shares of common stock; (c) Mr. Jensen filed one late Form 4 reflecting one previous stock option grant for an aggregate of 500,000 shares of common stock; (d) Mr. Milne filed one late Form 3; and (e) Mr. Milne filed one late Form 4 reflecting two previous stock option grants for an aggregate of 1,250,000 shares of common stock.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct, or the Code, applicable to all of our Board members, employees and executive officers, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer). We have made the Code available on our website at www.viewsonic.com/companyinfo/governance.htm.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding (1) any amendments to the Code, or (2) any waivers under the Code relating to our Chief Executive Officer and Chief Financial Officer by posting such information on our website at www.viewsonic.com/companyinfo/governance.htm.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officer Compensation

  The following table sets forth the compensation information for our Chief Executive Officer and four most highly compensated executive officers whose salary and bonus for 2005 were in excess of $100,000 plus one former executive officer, who are collectively referred to as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

	Annual Compensation							Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation ($)		Securities Underlying Options		All Other Compensation ($)
James Chu
Chairman of the Board and	2005	305,038	(1)	42,404		—		—		240	(2)
Chief Executive Officer	2004	304,694	(3)	47,213		—		—		240	(4)

Matthew Milne(5)	2005	323,670	(6)	56,196		—		1,250,000		240	(7)
President, ViewSonic Americas	2004	76,731	(8)	25,000		—		—		80	(9)

Jan Jensen(10)	2005	305,300		75,743	(11)	59,226	(12)	500,000		68,015	(13)
President, ViewSonic Europe Ltd.	2004	59,661		18,165		11,833	(14)	—		18,251	(15)

James A. Morlan	2005	271,469	(16)	20,951		—		1,350,000	(17)	240	(18)
Chief Financial Officer	2004	261,471	(19)	43,280		—		—		240	(20)

Heng-Chun Ho(21)	2005	224,127		14,024	(22)	75,587	(23)	1,000,000		—
President, Global Products Group	2004	—		—		—		—		—

Christopher M. Franey(24)	2005	100,825	(25)	—		44,168	(26)	—		230,017	(27)
Former President, ViewSonic Americas	2004	273,799	(28)	162,063		917,506	(29)	—		15,368	(30)

(1)	Includes $300,000 salary and $5,038 discretionary contributions made to a 401(k) Savings Plan.
(2)	Reflects insurance-related benefits.
(3)	Includes $300,000 salary and $4,694 discretionary contributions made to a 401(k) Savings Plan.
(4)	Reflects insurance-related benefits.
(5)	Mr. Milne commenced employment with us in September 2004.
(6)	Includes $316,670 salary and $7,000 discretionary contributions made to a 401(k) Savings Plan.
(7)	Reflects insurance-related benefits.
(8)	Includes $75,000 salary and $1,731 discretionary contributions made to a 401(k) Savings Plan.
(9)	Reflects insurance-related benefits.

(10)
Mr. Jensen commenced employment with us in October 2004. The foreign currency exchange rate of $0.5502 U.S. dollars, which reflects an average conversion rate for 2005 based on a 365-day year, and $0.574072 U.S. dollars, which reflects an average conversion rate for 2004 based on a 365-day year, were used to calculated Mr. Jensen’s British pound denominated compensation.

(11)	Mr. Jensen’s actual bonus is accurately reported in the table above as compared to the $56,214 previously reported.
(12)	Reflects a car allowance of $34,340 and travel allowance of $24,885.
(13)	Reflects a pension allowance.
(14)	Reflects a car allowance of $6,861 and travel allowance of $4,972.
(15)	Reflects a pension allowance.
(16)	Includes $265,020 salary and $6,449 discretionary contributions made to a 401(k) Savings Plan.
(17)
Includes an option to purchase 750,000 shares of common stock granted on June 19, 2000 with an exercise price of $1.00 per share and an option to purchase 600,000 shares of common stock granted on May 1, 2003 with an exercise price of $1.09 per share. Each of these options were re-priced by our Board of Directors on May 9, 2005 with a new exercise price of $0.38 per share.

(18)	Reflects insurance-related benefits.
(19)	Includes $254,038 salary and $7,433 discretionary contributions made to a 401(k) Savings Plan.
(20)	Reflects insurance-related benefits.
(21)
Mr. Ho commenced employment with us in February of 2005. The foreign currency exchange rate of $33.1114 U.S. dollars, which reflects an average conversion rate for 2005 based on a 365-day year, was used to calculate Mr. Ho’s Taiwanese denominated compensation.

(22)	Mr. Ho’s actual bonus is accurately reported in the table above as compared to the $16,444 previously reported.
(23)	Includes a car allowance of $52,664, gas allowance of $1,661, a housing allowance of $19,933 and mobile phone allowance of $1,329.
(24)	Mr. Franey resigned as President, ViewSonic Americas in February 2005.
(25)	Includes $98,492 salary and $2,333 discretionary contributions made to a 401(k) Savings Plan.
(26)	Includes $44,168 related to income tax paid on behalf of Mr. Franey. Mr. Franey has repaid $80,000 in 2006 for income tax paid on his behalf.
(27)	Includes $40 for insurance-related benefits, $198,874 as severance and $31,103 as accrued vacation.
(28)	Includes $269,129 salary and $4,670 discretionary contributions made to a 401(k) Savings Plan.
(29)
Includes $93,385 of relocation expenses, a car allowance of $5,400, a housing allowance of $144,325 and a tax gross up of $674,396 related to income earned by Mr. Franey in 2004, but paid to Mr. Franey in 2005.

(30)	Includes $204 for insurance-related benefits and $15,164 in connection with tax preparation.

Director Compensation

Our policy is to compensate our non-employee directors on an annual basis, as follows:

•	Each member receives a retainer fee of $30,000;
•	The chair of each committee receives a $10,000 fee; and
•	Each other committee member receives a fee of $3,000 per year.

The non-employee members are also reimbursed for certain expenses including travel, lodging and other reasonable expenses incurred in attending Board of Directors or committee meetings. However, during 2005 each of the non-employee members of our Board of Directors received $46,000 in cash and, in addition, Mr. Stein received computer equipment with a retail value of $567. In 2006, we plan to adhere to our standard arrangement for non-employee director compensation as outlined above. Mr. Chu receives no additional consideration in connection with his services on our Board of Directors.

In addition to cash compensation, we also grant stock options to our non-employee directors pursuant to our 2004 Equity Incentive Plan. Each of our non-employee directors received an option to purchase 250,000 shares of our common stock when they joined our Board of Directors. Each of these options were re-priced to $0.38 on May 9, 2005 in connection with our stock option re-pricing.

Stock Option Grants and Exercises

We grant options to purchase shares of our common stock to our named executive officers under our 2004 Equity Incentive Plan, or the 2004 Plan. The following table presents each stock option grant during 2005 to each of our named executive officers. The exercise price of each option was $0.38 per share, which our Board of Directors determined, after due consideration of all relevant factors, including, but not limited to an independent valuation, to be the fair market value of our common stock on the date of the grant. In May 2005, we re-priced options held by Messr. Morlan pursuant to our 1999 Stock Plan. The outstanding options held by Messr. Morlan were re-priced to $0.38 per share, which our Board of Directors determined, after due consideration of all relevant factors, including, but not limited to an independent valuation, to be the fair market value of our common stock on the date of the re-pricing.

The potential realizable value is calculated based on the ten-year term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the SEC and does not represent our prediction of our stock price performance. The potential realizable values at 5% and 10% appreciation are calculated by:

•	multiplying the number of shares of common stock subject to a given option by the exercise price per share;

•	assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table until the expiration of the option; and

•	subtracting from that result the aggregate option exercise price.

All shares listed in the following table under the heading “Number of Securities Underlying Options Granted” are subject to vesting. The shares subject to the options granted to Messrs. Ho, Jensen, Milne and Morlan vested 25% immediately upon the date of grant and the remaining 75% of the shares subject to the option vest in equal annual installments. Each of these options shall be fully vested on the third year anniversary of the date of grant and have a ten-year term. The term of each option is subject to earlier termination if the Named Executive Officer’s service with us ceases. Our re-pricing had no effect on the vesting schedule of Mr. Morlan.

Under certain circumstances following a change of control, the vesting of such option grants may accelerate and become immediately exercisable. Please see Item 11. “Executive Compensation—Employment Contracts, Termination of Employment and Change-in-Control Arrangements” for a description.

Percentages shown under “Percent of Total Options Granted to Employees in Fiscal Year” are based on an aggregate of 8,342,273 options granted to our employees under all of our equity incentive plans during the fiscal year ended December 31, 2005.

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options Granted (#) (1)		Percent of Total Options Granted to Employees in 2005 (%)	Exercise Price Per Share ($)	Expiration Date	5% ($)	10% ($)

James Chu	—		—	—	—	—	—
James A. Morlan	750,000	(2)	9.0%	$0.38	06/18/10	$179,234.97	$454,216.60
James A. Morlan	600,000	(3)	7.2%	$0.38	04/30/13	$143,387.97	$363,373.28
Matthew Milne	1,250,000		15.0%	$0.38	04/14/15	$298,724.95	$757,027.67
Jan Jensen	500,000		6.0%	$0.38	04/14/15	$119,489.98	$302,811.07
Heng-Chun Ho	1,000,000		12.0%	$0.38	04/14/15	$238,979.96	$605,622.13
Christopher M. Franey	—		—	—	—	—	—

(1)	Percentages calculated above exclude an aggregate of 22,775,611 options held by employees re-priced in connection with our option re-pricing program in May 2005.
(2)
Includes an option to purchase 750,000 shares of common stock granted on June 19, 2000 at an exercise price of $1.00 per share that was re-priced by us on May 9, 2005 with a new exercise price of $0.38 per share.

(3)
Includes an option to purchase 600,000 shares of common stock granted on May 1, 2003 at an exercise price of $1.09 per share that were re-priced by us on May 9, 2005 with a new exercise price of $0.38 per share.

Aggregated Option Exercises During 2005 and Option Values at December 31, 2005

The following table presents the number and value of securities underlying unexercised options that are held by, each of the Named Executive Officers as of December 31, 2005.  No options were exercised during 2005 by such individuals.

Amounts shown under the column “Value of Unexercised In-the-Money Options at December 31, 2005” are based on a price of $0.45 per share, which was the fair market value of shares of our common stock on December 31, 2005, (based upon the per share price of $0.45, as determined by an external valuation company dated December 30, 2005), without taking into account any taxes that may be payable in connection with the transaction, multiplied by the number of shares underlying the option, less the exercise price payable for these shares.

	Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In-the-Money Options at December 31, 2005
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

James Chu	—	—	—	—
James A. Morlan	1,200,000	150,000	$84,000	$10,500
Matthew Milne	312,500	937,500	$21,875	$65,625
Jan Jensen	125,000	375,000	$8,750	$26,250
Heng-Chun Ho	250,000	750,000	$17,500	$52,000
Christopher M. Franey	—	—	—	—

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

2004 Equity Incentive Plan

The vesting of option grants under our 2004 Plan may accelerate and become immediately exercisable upon a change in control of ViewSonic. Each participant whose service to us continues through the effective date of the change of control and whose option grant is not assumed, continued or substituted with a similar option grant from the acquirer shall have five days before the effective date of the change in control to exercise all or part of his or her option or options outstanding under our 2004 Plan. A change in control, within the meaning of our 2004 Plan, includes (a) the acquisition of 90% or more of our outstanding shares of common stock; (b) a sale or other disposition of all or substantially all of our assets; (c) a merger, consolidation or similar transaction following which we are not the surviving corporation; or (d) a merger, consolidation or similar transaction following which we are the surviving corporation but the shares of common stock outstanding immediately preceding the merger, consolidation or similar transaction are converted or exchanged by virtue of the merger, consolidation or similar transaction into other property, whether in the form of securities, cash or otherwise.

1999 Stock Plan

The vesting of option grants under our 1999 Stock Plan may accelerate and become immediately exercisable upon a change in control of ViewSonic. Each participant who is not tendered, or does not accept, an option granted by the surviving corporation, which substantially preserves the economic rights and benefits of the participant's existing option, shall have seven days before the effective date of the change in control to exercise all or part of his or her option or options outstanding under our 1999 Stock Plan. A change in control, within the meaning of our 1999 Stock Plan, includes (a) the acquisition of 50% or more of our outstanding shares of common stock; (b) a sale or other disposition of all or substantially all of our assets; or (c) a merger or consolidation with any other entity in which our stockholders immediately preceding such merger or consolidation will not hold a majority of the outstanding capital stock or other equity interests in the surviving entity (whether or not we are the surviving entity) immediately after such merger or consolidation.

Christopher Franey

Effective May 18, 2005, we entered into a Separation Agreement dated May 10, 2005 with Christopher M. Franey, ViewSonic’s former President of ViewSonic Americas. Pursuant to the Separation Agreement and in consideration for the general release given by Mr. Franey, we agreed to pay Mr. Franey a lump sum severance payment of $198,874, less payroll deductions and all required withholdings.

Jan Jensen

See “Item 9B. Other Information” for a description of these agreements.

Matthew W. Milne

We entered into an agreement with Matthew W. Milne, the President of ViewSonic Americas, dated February 22, 2005. Under the terms of his agreement with us, Mr. Milne has an annualized base salary of $310,800.  If Mr. Milne’s employment is terminated by ViewSonic for any reason other than gross misconduct, Mr. Milne shall be entitled to receive at least three months of salary continuation in addition to the number of months of salary continuation under our standard guidelines.

Compensation Committee Interlocks and Insider Participation

During 2005, our Compensation Committee was comprised of Messrs. Massengill, Stein and Vanhal.  Messr. Stein is the Chairman of our Compensation Committee. None of our executive officers serves as members of the board of directors or compensation committee of any entity that has one or more executive officers who serve on our Board of Directors or Compensation Committee. No interlocking relationship exists between our Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER TRANSACTIONS

The following table presents information regarding the ownership of our outstanding common stock as of March 15, 2006 by:

•	Each director;
•	Each of our Named Executive Officers;
•	All of our directors and executive officers as a group; and
•	All of those known by us to be beneficial owners of more than five percent of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of common stock subject to options exercisable within 60 days of March 15, 2006. These shares are not deemed outstanding for purposes of computing the percentage ownership of each other person. Percentage of beneficial ownership is based on 354,124,268 shares of our common stock outstanding as of March 15, 2006. Unless otherwise indicated, the address of each of the individuals and entities listed below is c/o ViewSonic Corporation, 381 Brea Canyon Road, Walnut, California, 91789.

		Shares Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares Issuable Pursuant to Options Exercisable Within 60 days of March 15, 2006	Number	Percent

Directors and Named Executive Officers
James Chu (1)	—	311,969,998	88.1%
Matthew E. Massengill	187,500	187,500	*
William J. Miller	187,500	187,500	*
Bruce L. Stein	225,000	225,000	*
Luc H. Vanhal	225,000	225,000	*
James A. Morlan	1,350,000	1,350,000	*
Matthew Milne	625,000	625,000	*
Jan Jensen	250,000	250,000	*
Heng-Chun Ho	500,000	500,000	*
Christopher M. Franey	—	—	—
All directors and executive officers as a group (11 persons)	4,249,390	316,154,380	88.2%
5% Stockholders
Keypoint Investments, L.P. (2)	—	58,831,542	16.6%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.
(1)	Includes 58,831,542 shares held by Keypoint Investments, L.P., a California limited partnership. Mr. Chu and his wife, Lily Chu, are general partners of Keypoint Investments, L.P.

(2)	Mr. Chu and his wife, Lily Chu, are general partners of Keypoint Investment, L.P.

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

The following table provides certain information regarding our equity incentive plans as of December 31, 2005.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	27,625,596	$0.38	15,342,419
Equity compensation plans not approved by security holders	—	—	—
Total	27,625,596	$0.38	15,342,419

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Notes Payable

As of December 31, 2005, we had outstanding a subordinated note payable to James Chu, our Chairman of the Board and Chief Executive Officer, and Keypoint Investments, L.P., a California limited partnership, of which Mr. Chu and his wife, Lily Chu, are the general partners, in the aggregate principal amount of $43.0 million. The subordinated notes are due on April 12, 2008 and no payments were made against the principal amount in 2005 or 2004. The interest rate on the subordinated notes was 3.97% per annum for 2005, 2004, and 2003, respectively. Interest expense related to the subordinated notes was $1.7 million for 2005, 2004 and 2003, respectively.

Related Party Sales

We have entered into non-exclusive distribution agreements with ASI Corp., a privately held company located in Fremont, California pursuant to which ASI Corp. distributes a full range of our products. The prices charged to ASI Corp. are consistent with the prices we charge to our other distribution customers. Mr. Chu's sister and her husband own 100% of the stock of ASI Corporation. Net sales to ASI Corporation were $22.4 million, $24.7 million and $28.8 million for 2005, 2004, and 2003, respectively. We had an account receivable balance of $1.5 million and $1.5 million from ASI Corp. at December 31, 2005 and 2004, respectively, which are included in other receivables. We believe that the distribution agreements with ASI Corp. were in our best interests and on terms no less favorable to us than could be obtained from unaffiliated third parties.

Investor Rights Agreement

We, Mr. Chu and certain other preferred stockholders have entered into an agreement, pursuant to which these stockholders have registration rights with respect to their shares of common stock.

Employment Agreements

Please see Item 11. “Executive Compensation—Employment Contracts, Termination of Employment and Change-in-Control Arrangements” and Item 9B. “Other Information” for a description of our employment agreements.

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

Transactions Between Stockholders

In December 2003, Mr. Chu, our Chief Executive Officer and the Chairman of our Board of Directors, transferred 9,000,000 shares of ViewSonic common stock held by him to certain investors who had purchased our common stock in 2000. At the same time, we entered into an agreement with these stockholders providing for certain registration rights as described above under "Investor Rights Agreement.” In connection with these transactions, the investors provided a release to us and Mr. Chu of alleged claims of misrepresentation, breach of contract and breach of fiduciary duty arising out of their previous purchase of common stock. Mr. Chu did not receive any compensation from us in connection with these transactions.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees of Deloitte & Touche LLP

The following table presents fees for professional audit services rendered by Deloitte & Touche for the audit of ViewSonic’s annual financial statements for 2005 and 2004, and fees billed for all other services rendered by Deloitte & Touche, the member firms of Deloitte & Touche Tohmatsu and their respective member firms (collectively Deloitte & Touche).

	Year Ended December 31,
	2005	2004

Audit fees	$949,000	$831,582
Audit-related fees (1)	46,000	30,200
Tax fees(2)	443,163	598,975
Total fees	$1,438,163	$1,460,757

(1) Fees for audit-related services billed in 2005 and 2004 consisted of financial accounting and reporting consultations and Sarbanes-Oxley Act, Section 404 advisory services.
(2) Fees for domestic and foreign tax compliance, international tax planning and advise and tax audit assistance.

The Audit Committee has determined that the rendering of the services other than audit services by Deloitte & Touche is compatible with maintaining Deloitte & Touche’s independence. All of the fiscal 2005 and 2004 fees described above paid to Deloitte & Touche were pre-approved by the Audit Committee.

Audit Committee Pre-Approval Policy

Section 10A(i)(1) of the Exchange Act requires that all services to be performed by our independent registered public accounting firm be approved in advance by the Audit Committee of the Board of Directors, subject to certain exceptions relating to non-audit services accounting for less than five percent of the total fees paid to its independent registered public accounting firm which are subsequently ratified by the Audit Committee, or the De Minimus Exception. In addition, pursuant to Section 10A(i)(3) of the Exchange Act, the Audit Committee has established procedures by which the Chairperson of the Audit Committee may pre-approve such services provided the Chairperson report the details of the services to the full Audit Committee at its next regularly scheduled meeting. None of the audit-related or non-audit services described above were performed pursuant to the De Minimus Exception during the periods in which the pre-approval requirement has been in effect.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements.

The following documents are included as Part II, Item 8 of this Annual Report on Form 10-K:

(2)	Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts

The following table summarizes our activity in the promotional allowances as of December 31 (in thousands):

	2005	2004	2003
Accrued Promotional Expenses (1)
Balance, beginning of period	$30,267	$15,779	$20,930
Additions to allowance, net of recoveries	89,796	128,142	100,423
Deductions	(97,400)	(113,654)	(105,574)
Balance, end of period	$22,663	$30,267	$15,779

(1)	Consists of promotional expenses as described below:
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

Accrued promotional expenses excludes certain sales allowance expense net of off-invoice discounts, cash discounts and miscellaneous allowances, which are recorded against accounts receivable.

The following table summarizes the Company's activity in the accounts receivable allowance as of December 31 (in thousands).

	2005	2004	2003
Allowance for Doubtful Accounts
Balance, beginning of period	$5,327	$4,192	$2,787
Additions to allowance	381	(257)	1,228
Deductions net of recoveries	(733)	1,392	177
Balance, end of period	$4,975	$5,327	$4,192

(3)	Exhibits.

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 3, 2006.

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

Signature	Title	Date

Chairman of the Board of Directors and Chief Executive
/s/ James Chu	Officer (Principal Executive Officer)	April 3, 2006
James Chu

Chief Financial Officer
/s/ James A. Morlan	(Principal Financial Officer and Principal Accounting Officer)	April 3, 2006
James A. Morlan

/s/ Matthew E. Massengill	Director	April 3, 2006
Matthew E. Massengill

/s/ William J. Miller	Director	April 3, 2006
William J. Miller

/s/ Bruce L. Stein	Director	April 3, 2006
Bruce L. Stein

/s/ Luc H. Vanhal	Director	April 3, 2006
Luc H. Vanhal

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Amended and Restated Bylaws.
4.1(3)	Reference is made to Exhibits 3.1 and 3.2.
4.2(4) +	1999 Stock Plan.
4.3(5) +	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 Stock Plan.
4.4(6)	Specimen Stock Certificate.
4.5(7) +	2004 Equity Incentive Plan and form of Stock Option Agreement.
10.1(8)	Form of Indemnity Agreement.
10.2(9)	Amended and Restated Investor Rights Agreement, dated December 5, 2003.
10.3(10)	Subordinated Promissory Note, issued to James Chu, dated December 1, 2001.
10.4(11)	Subordinated Promissory Note, issued to Keypoint Investments, L.P., dated December 1, 2001.
10.5(12)	Financing Agreement between ViewSonic Corporation and The CIT Group/Business Credit Inc., dated December 18, 2001.
10.6(13)	Second Amendment to Financing Agreement by and between ViewSonic Corporation and The CIT Group/Business Credit Inc., dated March 16, 2005.
10.7(14)	Letter Agreement by and between ViewSonic Corporation and The CIT Group/Business Credit Inc., dated March 16, 2005.
10.8(15)	Build to Suit Industrial Lease between ViewSonic Corporation and Catellus Development Corporation, dated June 25, 1996.
10.9(16)	First Amendment to Lease between ViewSonic Corporation and Catellus Development Corporation, dated December 18, 1998.
10.10(17)	Second Amendment to Lease between ViewSonic Corporation and Catellus Development Corporation, dated March 6, 2002.
10.11(18)†	Facility Agreement between ViewSonic Europe Limited and Burdale Financial Limited, dated June 24, 2004.
10.12(19)†	Deed of Debenture among ViewSonic Europe Limited, others as Chargors and Burdale Financial Limited, dated June 24, 2004.
10.13(20)	Pledge Agreement between ViewSonic Europe Limited and Burdale Financial Limited, dated June 24, 2004.
10.14(21)	Third Party Pledgeholder Agreement among ViewSonic Europe Limited, Burdale Financial Limited and Furness Logistics B.V., dated June 24, 2004.
10.15(22) +	2005 Non-Employee Director Cash Compensation Policy.
10.16(23)+	Matthew W. Milne's Offer Letter dated February 22, 2005.
10.17(24)+	Separation Agreement by and between ViewSonic Corporation and Christopher M. Franey, dated May 10, 2005.
10.18+	Director’s Service Agreement, by and between Jan Jensen and ViewSonic Netherlands, dated January 10, 2006.
10.19+	Director’s Service Agreement, by and between Jan Jensen and ViewSonic Europe Limited, dated January 10, 2006.
10.20+	Director’s Service Agreement, by and between Jan Jensen and ViewSonic SARL, dated January 10, 2006.
21.1(25)	List of Registrant's Subsidiaries.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (See page 67).
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

+	Management contract, compensatory plan or arrangement.

†	Confidential treatment has been requested for portions of this exhibit. The redacted portion have been filed separately with the Securities and Exchange Commission.

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

(1)
Incorporated by reference to Exhibit 3.1 to ViewSonic Corporation's Registration Statement on Form 10, as amended (000-50730), filed with the Securities and Exchange Commission on April 29, 2004, and amended on July 25, 2004 and August 27, 2004.

(2)
Incorporated by reference to Exhibit 3.2 to ViewSonic Corporation's Registration Statement on Form 10, as amended (000-50730), filed with the Securities and Exchange Commission on April 29, 2004, and amended on July 25, 2004 and August 27, 2004.

(3)
Incorporated by reference to Exhibit 4.1 to ViewSonic Corporation's Registration Statement on Form 10, as amended (000-50730), filed with the Securities and Exchange Commission on April 29, 2004, and amended on July 25, 2004 and August 27, 2004.

(4)
Incorporated by reference to Exhibit 4.2 to ViewSonic Corporation's Registration Statement on Form 10, as amended (000-50730), filed with the Securities and Exchange Commission on April 29, 2004, and amended on July 25, 2004 and August 27, 2004.

(5)
Incorporated by reference to Exhibit 4.3 to ViewSonic Corporation's Registration Statement on Form 10, as amended (000-50730), filed with the Securities and Exchange Commission on April 29, 2004, and amended on July 25, 2004 and August 27, 2004.

(6)
Incorporated by reference to Exhibit 4.4 to ViewSonic Corporation's Registration Statement on Form 10, as amended (000-50730), filed with the Securities and Exchange Commission on April 29, 2004, and amended on July 25, 2004 and August 27, 2004.

(7)	Incorporated by reference to Exhibit 99.2 to ViewSonic Corporation's Registration Statement on Form S-8 (333-118775) filed with the Securities and Exchange Commission on August 16, 2004.
(8)
Incorporated by reference to Exhibit 10.1 to ViewSonic Corporation's Registration Statement on Form 10, as amended (000-50730), filed with the Securities and Exchange Commission on April 29, 2004, and amended on July 25, 2004 and August 27, 2004.

(9)
Incorporated by reference to Exhibit 10.2 to ViewSonic Corporation's Registration Statement on Form 10, as amended (000-50730), filed with the Securities and Exchange Commission on April 29, 2004, and amended on July 25, 2004 and August 27, 2004.

(10)
Incorporated by reference to Exhibit 10.3 to ViewSonic Corporation's Registration Statement on Form 10, as amended (000-50730), filed with the Securities and Exchange Commission on April 29, 2004, and amended on July 25, 2004 and August 27, 2004.

(11)
Incorporated by reference to Exhibit 10.4 to ViewSonic Corporation's Registration Statement on Form 10, as amended (000-50730), filed with the Securities and Exchange Commission on April 29, 2004, and amended on July 25, 2004 and August 27, 2004.

(12)
Incorporated by reference to Exhibit 10.6 to ViewSonic Corporation's Registration Statement on Form 10, as amended (000-50730), filed with the Securities and Exchange Commission on April 29, 2004, and amended on July 25, 2004 and August 27, 2004.

(13)	Incorporated by reference to Exhibit 10.6 to ViewSonic Corporation’s Annual Report on Form 10-K, (000-50730), filed with the Securities and Exchange Commission on March 29, 2005.
(14)	Incorporated by reference to Exhibit 10.7 to ViewSonic Corporation’s Annual Report on Form 10-K, as amended (000-50730), filed with the Securities and Exchange Commission on March 29, 2005.
(15)
Incorporated by reference to Exhibit 10.7 to ViewSonic Corporation’s Registration Statement on Form 10, (000-50730), filed with the Securities and Exchange Commission on April 29, 2004, amended on July 25, 2004 and August 27, 2004.

(16)
Incorporated by reference to Exhibit 10.8 to ViewSonic Corporation's Registration Statement on Form 10, as amended (000-50730), filed with the Securities and Exchange Commission on April 29, 2004, and amended on July 25, 2004 and August 27, 2004.

(17)
Incorporated by reference to Exhibit 10.9 to ViewSonic Corporation's Registration Statement on Form 10, as amended (000-50730), filed with the Securities and Exchange Commission on April 29, 2004, and amended on July 25, 2004 and August 27, 2004.

(18)	Incorporated by reference to Exhibit 10.10 to ViewSonic Corporation's Quarterly Report on Form 10-Q, (000-50730), filed with the Securities and Exchange Commission on August 16, 2004.
(19)	Incorporated by reference to Exhibit 10.11 to ViewSonic Corporation's Quarterly Report on Form 10-Q, (000-50730), filed with the Securities and Exchange Commission on August 16, 2004.

(20)	Incorporated by reference to Exhibit 10.12 to ViewSonic Corporation's Quarterly Report on Form 10-Q, (000-50730), filed with the Securities and Exchange Commission on August 16, 2004.
(21)	Incorporated by reference to Exhibit 10.13 to ViewSonic Corporation's Quarterly Report on Form 10-Q, (000-50730), filed with the Securities and Exchange Commission on August 16, 2004.
(22)	Incorporated by reference to Exhibit 10.16 to ViewSonic Corporation's Annual Report on Form 10-K, (000-50730), filed with the Securities and Exchange Commission on March 29, 2005.
(23)	Incorporated by reference to Exhibit 10.17 to ViewSonic Corporation's Annual Report on Form 10-K, (000-50730), filed with the Securities and Exchange Commission on March 29, 2005.
(24)	Incorporated by reference to Exhibit 10.18 to ViewSonic Corporation's Current Report on Form 8-K, (000-50730), filed with the Securities and Exchange Commission on May 23, 2005.
(25)	Incorporated by reference to Exhibit 21.1 to ViewSonic Corporation’s Annual Report on Form 10-K, (000-50730) filed with the Securities and Exchange Commission March 29, 2005.