Form 10-Q
period 2006-03-31
VIEWSONIC CORP
filed 2006-05-15
CIK 1068806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant's common stock outstanding was 354,124,268 shares and the number of shares of Series B preferred stock outstanding was 0 shares, each as of April 30, 2006.

VIEWSONIC CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2006 AND DECEMBER 31, 2005
(In thousands, except for share data and par value)
(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,393	$93,998
Short-term investments	3,302	—
Trade receivables—net	159,633	145,982
Other receivables	8,154	7,013
Inventories	151,259	155,389
Deferred income taxes	3,203	3,194
Prepaids and other current assets	3,347	2,931
Income taxes receivable	166	761
Total current assets	402,457	409,268

PROPERTY, PLANT AND EQUIPMENT—Net	15,432	12,929
LONG-TERM INVESTMENTS	3,283	2,676
GOODWILL	1,347	1,347
OTHER ASSETS—Net	2,783	6,505
TOTAL	$425,302	$432,725
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank borrowings	$16,160	$4,852
Accounts payable	247,987	266,867
Accrued promotional expenses	27,972	22,663
Accrued warranty expense	22,244	21,350
Other accrued expenses	25,394	20,809
Total current liabilities	339,757	336,541

SUBORDINATED NOTES PAYABLE—Related party	43,000	43,000
CONVERTIBLE MANDATORILY REDEEMABLE PREFERRED STOCK	—	14,952
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value:
Authorized—600,000,000 shares at March 31, 2006 and December 31, 2005
Outstanding— 354,124,268 and 353,974,268 shares at March 31, 2006 and December31, 2005, respectively.	3,541	3,540
Additional paid-in capital	93,818	93,716
Accumulated deficit	(52,082)	(55,611)
Accumulated other comprehensive loss	(2,732)	(3,413)
Total stockholders' equity	42,545	38,232
TOTAL	$425,302	$432,725

The accompanying notes are an integral part of these consolidated condensed financial statements.

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
MARCH 31, 2006 AND 2005
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net sales	$326,794	$273,912
Cost of sales	296,578	245,843
Gross profit	30,216	28,069
Selling, general and administrative expenses	26,907	27,312
Income from operations	3,309	757
Other income (expense)—net:
Interest income (expense)—net	157	(52)
Other income (expense)—net	1,336	(1,419)
Other income (expense)—net	1,493	(1,471)
Income (loss) from continuing operations before income taxes	4,802	(714)
Provision (benefit) for income taxes	1,226	(200)
Income (loss) from continuing operations	3,576	(514)
Net loss on disposal of discontinued operations, net of tax	—	(70)
Net income (loss)	3,576	(584)
Preferred stock accretion	(48)	(361)
Net income (loss) available to common stockholders	$3,528	$(945)

Basic earnings (loss) per share:
Continuing operations	$0.01	$(0.00)
Discontinued operations	0.00	(0.00)
Total basic earnings (loss) per share	$0.01	$(0.00)
Diluted earnings (loss) per share
Continuing operations	$0.01	$(0.00)
Discontinued operations	0.00	(0.00)
Total diluted earnings (loss) per share	$0.01	$(0.00)
Basic weighted average shares outstanding	354,059	353,962
Diluted weighted average shares outstanding	360,764	353,962

The accompanying notes are an integral part of these consolidated condensed financial statements.

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
MARCH 31, 2006 AND 2005
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005 (Revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$3,576	$(514)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	748	765
Loss (gain) on disposal of property, plant and equipment	7	(3)
Provision for doubtful accounts	81	(25)
Net loss (gain) on sale and impairment of long-term investments	366	(46)
Deferred income taxes	324	244
Stock-based compensation expense	47	—
Changes in operating assets and liabilities:
Trade receivables	(13,284)	24,713
Other receivables	(1,105)	966
Inventories	4,440	33,560
Prepaids and other current assets	(413)	178
Accounts payable	(19,569)	(85,158)
Accrued promotional and other expenses	9,259	(1,050)
Accrued warranty expense	883	1,396
Income taxes payable/receivable	1,168	446
Net cash used in operating activities	(13,472)	(24,528)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(157)	(141)
Proceeds on sale of long-term investments	—	90
Sales of short-term investments	4,123	2,268
Purchases of short-term investments	(7,439)	—
Net cash (used in) provided by investing activities	(3,473)	2,217

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from bank borrowings	11,221	(3,529)
Proceeds from issuance of common stock	57	9
Redemption of preferred stock	(15,000)	—
Net cash used in financing activities	(3,722)	(3,520)
CASH FLOW FROM DISCONTINUED OPERATIONS
Cash flow from operating activities	—	(1,052)
Cash flow from investing activities	—	40
Cash flow from financing activities	—	—
Net cash used in discontinued operations	—	(1,012)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,667)	(26,843)
CASH AND CASH EQUIVALENTS—Beginning of year	93,998	100,497
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	62	26
CASH AND CASH EQUIVALENTS—End of period	$73,393	$73,680

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements for ViewSonic Corporation and its subsidiaries (collectively, the “Company”) contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2006, and the Company’s results of operations and cash flows for the three months ended March 31, 2006 and 2005. The consolidated condensed balance sheet as of December 31, 2005 is derived from the December 31, 2005 audited consolidated financial statements.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission, (the “SEC”) on April 3, 2006.

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

Revenue Recognition, Warranty and Promotions

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

The Company offers promotions such as rebates, price protection and other incentives to customers in the normal course of business. Accruals for these promotions are provided for based on estimates and historical experience. The costs of these promotions are offset against sales.

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

Promotional Pricing Incentives from Vendors

The Company receives promotional pricing incentives from its product vendors. The amount of the pricing incentives is based on various factors including the volatility of pricing of key product components, market dynamics and the quantity of the Company’s purchases from such vendors. The pricing incentives do not require the Company to commit to future component purchases from these vendors. The Company records the reimbursement from vendors for these promotional pricing incentives when the Company is released of the legal liability for the payment of the product purchases by the vendors. The benefit from pricing incentives related to products that have not been sold is deferred and recorded as a reduction of inventory cost. The benefit from pricing incentives related to products that have been sold is recorded as a reduction of the cost of sales.

Statements of Cash Flows

As of December 31, 2005, the management of the Company determined that the cash flows associated with discontinued operations should not have been presented as a single line item in the Consolidated Statement of Cash Flows. As a result, the Company revised the presentation of cash flows for the period ended March 31, 2005 to present separate disclosure of cash flows from discontinued operations from operating, investing, and financing activities.

Reclassifications

Interest expense and interest income have been shown net in the first quarter of 2005 to conform to the first quarter of 2006 presentation.

Note 2 - Stock-Based Compensation

During the second quarter of 2005, the Company elected to adopt the fair value based employee stock-based compensation expense recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), using the modified prospective method. The Company previously had applied the intrinsic value based expense recognition provisions set forth in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Had the Company adopted SFAS No. 123, the Company’s net income would be decreased by $19,000 during the first quarter of 2005.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which requires all share-based payments to employees, including grants of employee stock options, to be expensed and recognized over the requisite service period based on the grant date fair value of those awards. Among other differences, SFAS No. 123(R) includes an estimate of volatility. SFAS No. 123 does not require the use of volatility for privately held companies in estimating the fair value of stock options and accordingly, the Company used the minimum value method afforded by SFAS No. 123.

The Company adopted SFAS No. 123(R) using the prospective method and accordingly, the consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123(R). Stock-based compensation expense recognized during the first quarter of 2006 applies to unvested stock options granted prior to December 31, 2005 based on the grant date minimum value estimated in accordance with the original provisions of SFAS No. 123. Additionally, stock-based compensation expense recognized during the first quarter of 2006 has been reduced by estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The adoption of the prospective application of SFAS No. 123(R) did not have a material impact on the Company’s consolidated financial positions, results of operations, cash flows, or earnings per share. The cumulative effect upon adoption of SFAS No. 123(R) was $11,000.

During the first quarter of 2006, stock-based compensation expense was $47,000. There were no grants of stock options or other share-based payments during the first quarter of 2006. As of March 31, 2006, there was unrecognized compensation expense of $223,000 related to unvested stock options. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.1 years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended
March 31, 2005

Dividend yield	0%
Expected volatility	0%
Risk-free interest rates	3.90%
Expected lives	4 years
Weighted-average fair value of options granted	$0.05

The following table is a summary of stock option activity under the Plan as of March 31, 2006, and changes during the three months ended March 31, 2006.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	27,625,596	$0.38
Granted	—	$—
Exercised	150,000	$0.38
Canceled	1,523,101	$0.38

Outstanding at March 31, 2006	25,952,495	$0.38	5.97	$1,773,310

Exercisable at March 31, 2006	19,904,532	$0.38	5.16	$1,386,098

The weighted-average grant-date fair value of the options granted during the three months ended March 31, 2005 was $0.05 per option. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $10,500 and $0, respectively. The intrinsic value of options is the amount by which the fair value of the underlying stock exceeds the exercise price of an option.

The following table summarizes information for options outstanding at March 31, 2006:

Range of Prices	Option Outstanding	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Options Exercisable

$0.38	25,445,495	5.87	$0.38	19,904,532
$0.45	507,000	9.58	$0.45	—

Note 3 - Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities available for sale that are reflected in stockholders’ equity instead of net income.  The following table sets forth the calculation of comprehensive income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2006	2005

Net income (loss)	$3,576	$(584)
Foreign currency translation	90	88
Unrealized holding gains on marketable securities-less realized gains	591	576
Net change in other comprehensive income	681	664
Total comprehensive income	$4,257	$80

Note 4 - Income Taxes

The Company recorded a non-cash charge of $13.7 million to establish a valuation of allowance against its net deferred U.S. based income tax assets during the second quarter ended June 30, 2005. In addition, the Company has valuation allowances against its deferred income taxes in all foreign jurisdictions other than its foreign subsidiary in Taiwan. The valuation allowances have been calculated pursuant to SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes the Company’s past and projected future performance, the market environment in which the Company operates, the utilization of past tax credits and the length of the carry-back and carry-forward periods of net operating losses. As of March 31, 2006, the total valuation allowance was $15.5 million against domestic net deferred income tax assets and $1.8 million against foreign net deferred tax assets. The Company intends to maintain a valuation allowance until sufficient positive evidence, as contemplated by SFAS No. 109, exists in future periods.

Note 5 - Commitments and Contingencies

Litigation— The Company is involved in various legal matters in the normal course of its business. Management believes that the ultimate outcome of such matters will not have a material adverse effect on the consolidated condensed financial statements.

Imposition of Additional Duties and Taxes— The European Union, (the “EU”), issued notices stating that effective January 18, 2006, LCD monitors with a digital video interface (“DVI”) connector, would incur a 14% import duty tax.  To date, this change in classification has been applied prospectively.  The Company believes it is reasonably possible, but not probable that the tariff could be applied retroactively; however, the Company will continue to monitor this situation and work to change the Company’s business processes to minimize any negative impact resulting from this new tariff.

Laws, Regulations and Directives — The Company is subject to local laws and regulations in the various regions in which the Company operates, including the EU.  There are two particular EU directives that may have a material impact on the Company’s business.  The first is the Restriction of Certain Hazardous Substances Directive (“RoHS”) that restricts the distribution of certain substances, including lead, within the EU and is effective July 1, 2006.  In addition to specifying the elimination and/or reduction in the level of specified hazardous materials from the manufacture of the Company’s products, the Company must take reasonable measures to ensure that it is not being supplied with products containing the restricted chemical substances. The Company is starting to receive requests from its customers for RoHS-compliant products. The Company is in the process of compiling RoHS-compliant information on the Company’s products as well as procuring RoHS-compliant material and information from the Company’s suppliers. The second directive is the Waste Electrical and Electronic Equipment Directive (“WEEE”) that became effective on August 13, 2005, and requires manufacturers or importers to provide a process of recycling all of its manufactured products or imports into the EU. Certain EU countries adopted WEEE on August 13, 2005. The majority of EU countries into which the Company’s European region sells its products, have adopted the legislation with the exception of France and the United Kingdom. Many of those countries, which adopted WEEE in August 2005, have not published regulations nor have issued legislation with respect to a manufacturer or importer’s obligations. The Company is currently unable to assess the impact of these directives on the Company’s operations until more information becomes available, but at this time, the Company does not believe that these regulations will have a material impact on the Company’s business.

Income Tax Contingencies — The Company has recorded a $3.1 million liability related to certain tax positions.  The resolution of such income tax contingencies is not expected to have an adverse material effect on the consolidated financial statements.

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

	Three Months Ended March 31,
	2006	2005
Net sales:
Americas	$152,941	$120,639
Europe	73,264	76,221
Asia Pacific	100,589	77,052
Total	$326,794	$273,912
Income (loss) from operations:
Americas	$5,423	$(6,670)
Europe	(5,318)	4,417
Asia Pacific	3,204	3,010
Total	$3,309	$757

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

Three Months Ended March 31,	Beginning Accrued Warranty Liability	Payments for Units Returned	Additional Warranty Expense for Units Sold	Adjustments	Ending Accrued Warranty Liability

2006	$21,350	$(4,166)	$4,947	$113	$22,244
2005	$17,365	$(3,110)	$3,533	$974	$18,762

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

Potential common shares are excluded from the computation in periods in which they have an anti-dilutive effect. The Company uses the treasury stock method to calculate the impact of outstanding stock options. Stock options for which the exercise price exceeds the average fair market value over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. For the three months ended March 31, 2006 and 2005, options for 507,000 and 29,379,365 shares, respectively, were excluded from the diluted earnings per common share calculation because they were anti-dilutive. For the three months ended March 31, 2006 and 2005, warrants for 7,500,000 and 10,800,000, respectively, were excluded from the diluted earnings per common share calculation because they were anti-dilutive. On January 10, 2006, the Company redeemed all 7,500,000 outstanding shares of Series B Preferred Stock and therefore such shares had an insignificant impact on the Company’s EPS calculations.

The basic and diluted EPS was calculated using the EITF 03-06 Participating Securities and the Two Class Method under SFAS No. 128 (“EITF 03-06”). The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations. Amounts are for the periods indicated (amounts in thousands, except per share information).

	Three Months Ended March 31,
	2006	2005
Basic EPS:
Numerator:
Income (loss) from continuing operations (1)	$3,528	$(875)
(Loss) from discontinued operations	$—	$(70)
Denominator—weighted-average shares outstanding	354,059	353,962
Basic EPS:
Continuing operations	$0.01	$(0.00)
Discontinued operations	$0.00	$(0.00)
Total Basic EPS	$0.01	$(0.00)
Diluted EPS:
Numerator:
Income (loss) from continuing operations (1)	$3,528	$(875)
(Loss) from discontinued operations	$—	$(70)
Denominator:
Weighted-average shares outstanding	354,059	353,962
Stock options(2)	3,478	—
Interest warrants(3)	3,227	—
Total shares	360,764	353,962
Diluted EPS:
Continuing operations	$0.01	$(0.00)
Discontinued operations	$0.00	$(0.00)
Total Diluted EPS	$0.01	$(0.00)

(1)
In accordance with EITF 03-06, income (loss) from continuing operations includes the accretion for the mandatorily redeemable preferred stock. The EPS calculation allocated income from continuing operations between common stock and the convertible mandatorily redeemable preferred stock.

(2)	For the three months ended March 31, 2005, all stock options were excluded from the diluted earnings per common share calculation because they were anti-dilutive due to the Company’s net loss.

(3)
For the three months ended March 31, 2006 and 2005, common stock issuable upon the exercise of outstanding warrants of 7,500,000 and 10,800,000, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.

Note 9 - Convertible Mandatorily Redeemable Preferred Stock and Warrants for Series C Preferred Stock

On January 10, 2002, the Company entered into a Series B Preferred Stock Exchange and Warrant Purchase Agreement (the "Exchange Agreement") with the investor. Under the Exchange Agreement, the investor paid an additional $5,000,000, bringing the total cash paid to $15,000,000. The exchange was made for the 3,676,471 shares of Series A Stock originally issued and related warrants. As consideration for the exchange, the Company issued to the investor 7,500,000 shares of Series B convertible mandatorily redeemable convertible preferred stock, par value of $.001 per share (the "Series B Stock"). Each share of Series B Stock was convertible into one share of common stock or redeemable for cash for $2.00 per share on January 10, 2006. In connection with such issuance, the Company granted to the investor 3,300,000 Interest Warrants and 7,500,000 Valuation Warrants to purchase Series C non-redeemable convertible preferred stock (par value of $.001 per share). The Interest Warrants vested on January 10, 2006, have an exercise price of $.01 per share and expire on July 10, 2006. The Valuation Warrants were immediately vested, have an exercise price of $2.00 per share, and expire on July 10, 2006.

As of March 31, 2006, a total of 18,000,000 shares of Series C preferred stock were authorized, and no shares were issued or outstanding. On January 10, 2006, the Company redeemed its outstanding Series B Stock for $15 million, representing the full redemption price for such Series B Stock.

Note 10 - Subsequent Event

Four of the Company’s stockholders filed a purported derivative action against James Chu, the Company’s Chairman and Chief Executive Officer, and the Company on April 17, 2006 in the United States District Court for the Central District of California. The complaint alleges, among other things, that Mr. Chu has breached various fiduciary duties by personally investing in certain of the Company’s suppliers, thereafter directing the Company’s contracts to these suppliers and failing to disclose such actions. Plaintiffs are seeking actual and punitive damages, attorneys’ fees, costs, disgorgement of alleged profits made by Mr. Chu, a declaratory judgment against Mr. Chu for alleged breaches of various fiduciary duties and an injunction prohibiting the award of contracts to suppliers in which Mr. Chu or his relatives have a financial interest. The Company believes that the claims against Mr. Chu and the Company are not an appropriate derivative action and are in the process of defending against them on such grounds.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by those sections. These forward-looking statements include but are not limited to: statements related to industry trends and future growth in the markets for visual display technology products; our product development efforts; the timing of our introduction of new products; industry and consumer acceptance of our products; and future profitability. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The “Risk Factors” section, among other things, should be considered in evaluating our prospects and future financial performance.

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

Recent Trends in Our Business

Income from continuing operations was $3.6 million in the first quarter of 2006, as compared to a $0.5 million loss in the first quarter of 2005. During 2005, we began to implement key initiatives to improve supply chain and logistics efficiency, simplify our business processes to maximize operating efficiencies, grow sales in regional markets and expand core product offerings, among others. In addition, we started to source a key component of LCD monitors directly from manufacturers in December 2005. We believe this sourcing initiative brings us closer to the supply base so that we can keep abreast of recent market trends and supply cycles. This initiative also allows us to consolidate our LCD panel purchasing power. We expect that both advantages should enable us to secure better pricing and better allocation of the LCD key component. By means of this key component sourcing initiative, we hope to be less vulnerable to the instability that is inherent in the LCD monitor industry. As was demonstrated by our first quarter operating results, we believe that the implementation of these key initiatives will position us to successfully compete. However, our profit margin continues to be negatively impacted by intense competition, volatility of supply, declining average selling prices, or ASPs, and fluctuating product costs.

The ASP of our LCD monitors decreased 11.6% in the first quarter of 2006 compared to the first quarter of 2005. This decline was primarily due to increased production capacity and aggressive price competition. We expect the excess capacity situation and ASP declines to continue in the short run until anticipated market demand growth is realized and consumes the increased supply.

We sold approximately 1.5 million visual display products in the first quarter of 2006 compared to approximately 1.3 million visual display products in the first quarter of 2005, representing 15.4% growth. The display industry continues to experience a shift from older technologies, such as CRT, to newer technologies, such as LCD, as well as a broadening of applications from PC monitors to TVs and other digital media applications. Our sales of LCD monitors grew 57.1% to 1.1 million units in the first quarter of 2006 from 0.7 million units in the first quarter of 2005, while sales of CRT monitors declined 25.0% to 0.3 million units in the first quarter of 2006 from 0.4 million units in the first quarter of 2005. Also, unit sales of LCD TVs grew 152.9% to 43,000 units in the first quarter of 2006 from 17,000 units in the first quarter of 2005.

Our net sales increased to $326.8 million in the first quarter of 2006 from $273.9 million in the first quarter of 2005, an increase of 19.3%. We also demonstrated selling, general and administrative expenses leverage improvement from 10.0% of net sales in the first quarter of 2005 to 8.2% of net sales in the first quarter of 2006. In addition, we recorded an exchange gain of $1.7 million in the first quarter of 2006 as compared to an exchange loss of $1.5 million in the first quarter of 2005. As a result, we recorded a $4.1 million improvement in income from continuing operations from the first quarter of 2005 to the first quarter of 2006.

Results of Operations

The following table sets forth, for the periods indicated, our consolidated condensed statements of operations expressed as a percentage of net sales.

	Three Months Ended March 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	90.8	89.8
Gross profit	9.2	10.2
Selling, general and administrative expenses	8.2	10.0
Income from operations	1.0	0.2
Other income (expense) - net:
Interest income (expense) - net	0.1	(0.0)
Other income (expense) - net	0.4	(0.5)
Other income (expense)- net	0.5	(0.5)
Income (loss) from continuing operations before income taxes	1.5	(0.3)
Provision (benefit) for income taxes	0.4	(0.1)

Income (loss) from continuing operations	1.1	(0.2)
Net loss on disposal of discontinued operations, net of tax	0.0	(0.0)
Net income (loss)	1.1	(0.2)
Preferred stock accretion	(0.0)	(0.1)
Net income (loss) available to common stockholders	1.1%	(0.3)%

	Three Months Ended March 31,		Dollar Increase/	Percentage Increase/
	2006	2005	(Decrease)	(Decrease)
	(in thousands)
Net Sales
Americas	$152,941	$120,639	$32,302	26.8%
Europe	73,264	76,221	(2,957)	(3.9)
Asia Pacific	100,589	77,052	23,537	30.5
Total	$326,794	$273,912	$52,882	19.3%

Income (loss) from operations:
Americas	$5,423	$(6,670)	$12,093	181.3%
Europe	(5,318)	4,417	(9,735)	(220.4)
Asia Pacific	3,204	3,010	194	6.4
Total	$3,309	$757	$2,552	337.1%

Consolidated Results of Operations—March 31, 2006 Compared to March 31, 2005

Net Sales

Our consolidated net sales increased $52.9 million, or 19.3% to $326.8 million in the first quarter of 2006 from $273.9 million in the first quarter of 2005. The increase was primarily due to an increase in LCD unit sales and increasing LCD TV sales with relatively higher ASPs, partially offset by a decline in the ASPs within the LCD and CRT product categories. The decline in the ASPs reflects the effects of competition, our pricing initiatives to compensate for the industry’s oversupply of LCD products and reduced costs associated with advances in visual display technology.

We sold approximately 1.5 million visual display products in the first quarter of 2006 compared to approximately 1.3 million visual display products in the first quarter of 2005. The increase in units sold was mainly due to strong unit sales in Americas and continued expansion in China and other Asian markets. Of the visual display products sold in the first quarter of 2006, CRTs accounted for 16.9%, LCDs accounted for 69.6%, and other products accounted for 13.5% as compared to 30.6%, 53.0%, and 16.4%, respectively, in the first quarter of 2005.

Americas - In our Americas region, net sales increased $32.3 million, or 26.8%, to $152.9 million in the first quarter of 2006 from $120.6 million in the first quarter of 2005. The increase in net sales was primarily due to 71.6% increase in LCD unit sales even though LCD ASPs dropped 15.2% for the same period and increasing LCD TV unit sales and their higher ASPs relative to LCDs and CRTs. LCD TV units accounted for $18.3 million in net sales for the first quarter of 2006, representing growth of 161.4% over the first quarter of 2005.

Europe - In our Europe region, net sales decreased $3.0 million, or 3.9%, to $73.3 million in the first quarter of 2006 from $76.2 million in the first quarter of 2005. The decrease in net sales was primarily due to a decrease of $11.6 million in net sales to Russia during the first quarter of 2006 as compared to the first quarter of 2005. This decrease in sales was caused by the oversupply in the Russian market as well as increased import duties on display products entering Russia. However, our Europe region experienced increased sales in Sweden, Saudi Arabia, Germany, and Israel compared to the first quarter of 2005. The 2.8% stronger Euro exchange rate during the first quarter of 2006 relative to the U.S. dollar also had a positive impact on our net sales in the first quarter of 2006.

Asia Pacific - In our Asia Pacific region, net sales increased $23.5 million, or 30.5%, to $100.6 million in the first quarter of 2006 from $77.1 million in the first quarter of 2005. The increase was due to our continued growth in the China market and expanded sales efforts in Taiwan, Australia, New Zealand and Southeast Asia.

Cost of Sales

Cost of sales increased $50.7 million, or 20.6%, to $296.6 million in the first quarter of 2006 from $245.8 million in the first quarter of 2005.  As a percentage of net sales, cost of sales increased to 90.8% in the first quarter of 2006 from 89.8% in the first quarter of 2005. The increase in cost of sales as a percentage of net sales is due to the ASP of our products declining at a faster rate than our cost of sales declined. Lower margins occurred primarily in our European region due to oversupply in the Russian market and increased import duties into Russia resulting in an inventory write-down of $2.2 million in the first quarter of 2006 compared to $1.1 million in the first quarter of 2005, which was partially offset by our sourcing of LCD components directly from manufacturers resulting in better pricing. As a percentage of net sales, product costs increased to 86.3% in the first quarter of 2006 from 84.0% in the first quarter of 2005. The decrease in gross margin was partially offset by $8.3 million of promotional pricing incentives received from our vendors during the first quarter of 2006 as well as increased efficiencies and reductions in freight and warranty expenses. Overall, gross margin declined to 9.2% in the first quarter of 2006 from 10.2% in the first quarter of 2005 mainly due to increased promotional allowances offered to the customers. We believe this reduction in gross margin percentage enabled us to offer competitive prices in many markets leading to the increases in net sales and gross profits.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses decreased $0.4 million, or 1.5%, to $26.9 million in the first quarter of 2006 from $27.3 million in the first quarter of 2005. Selling, general and administrative expenses as a percentage of net sales for the first quarter of 2006 decreased to 8.2% compared to 10.0% in the first quarter of 2005. The decrease in expenses was mainly attributable to lower legal fees related to patent infringement lawsuits of $0.8 million and strategic initiatives undertaken to maximize operating efficiencies and enhance our competitiveness. Some of these initiatives resulted in lower advertising and marketing expenses of $0.4 million, as well as lower personnel-related expenses of $0.4 million due to lower headcount and $0.3 million for product development as we moved into second generation products. Offsetting these decreases is an increase in account development funds expense of $1.5 million due to the increase in net sales.

Income from Operations

Income from operations increased $2.6 million, or 337.1%, to $3.3 million in the first quarter of 2006 from $0.8 million in the first quarter of 2005. As a percentage of net sales, income from operations increased to 1.0% in the first quarter of 2006 from 0.2% in the first quarter of 2005.

Americas - In our Americas region, income from operations increased $12.1 million, or 181.3%, to $5.4 million in the first quarter of 2006 from a loss of $6.7 million in the first quarter of 2005. The increase was mainly due to aggressive pricing strategies resulting in a 26.8% increase in net sales, effective inventory management by lowering inventory revaluation and write-downs, as well as sourcing of LCD components from manufacturers which resulted in reduced costs, and a decrease in expenses for general, administrative, and sales operations.

Europe - In our Europe region, income from operations decreased $9.7 million, or 220.4%, to a $ 5.3 million loss in the first quarter of 2006 from $4.4 million of income in the first quarter of 2005. Despite solid growth in Sweden, Saudi Arabia, Germany and Israel, an oversupply of LCD monitors in Russia and increased import duties resulted in higher inventory write-down expense. Selling, general and administrative expenses increased slightly in the first quarter of 2006 due to higher advertising and marketing expense in order to promote sales in a very competitive environment.

Asia Pacific - In our Asia Pacific region, income from operations increased $0.2 million, or 6.4%, to $3.2 million in the first quarter of 2006 from $3.0 million of income in the first quarter of 2005. The increase was mainly due to the increase in net sales in the China, Taiwan, Australia, New Zealand, and Southeast Asia markets combined with stable gross margins and lower selling, general and administrative expenses as a percent of net sales.

Other Income (Expense) - Net

Other income (expense), net increased to $1.5 million of other income in the first quarter of 2006 from $1.5 million in expense in the first quarter of 2005. The increase was mainly due to foreign exchange gains during the first quarter of 2006 compared to foreign exchange losses during the first quarter of 2005 and higher interest income. The increase was partially offset by a $0.4 million investment impairment during the first quarter of 2006.

Provision (Benefit) for Income Taxes

The provision for income taxes increased $1.4 million in the first quarter of 2006 to a $1.2 million provision from a benefit of $0.2 million in the first quarter of 2005. The effective tax rate on net income (i.e., provision) increased to 25.5% for the first quarter of 2006 from an effective tax rate on the net losses of (28.0)% for the first quarter of 2005. During 2006, in part, because of the full valuation allowance against deferred tax assets in the U.S., we did not provide for federal income taxes on Americas pre-tax income of $5.4 million. However, this benefit was substantially offset by our European region, where we did not provide tax benefits for our operating losses of $5.3 million due to the full valuation allowance in Europe. Prior to the quarter ended June 30. 2005, we did not have a valuation allowance against our Americas income. As a result, during the first quarter of 2005, benefit was provided for our Americas losses of approximately $6.7 million.

Liquidity and Capital Resources

	Three Monthss Ended March 31,
	2006	2005
	(in thousands)
Net cash used in operating activities	$(13,472)	$(24,528)
Net cash (used in) provided by investing activities	(3,473)	2,217
Net cash used in financing activities	(3,722)	(3,520)
Net cash used in discontinued operations	—	(1,012)
Net decrease in cash and cash equivalents	$(20,667)	$(26,843)

As of March 31, 2006, we had cash and cash equivalents of $73.4 million. Our cash balances are held in numerous locations throughout the world. Most of the amounts held outside the United States can be repatriated to the United States, but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. In certain countries, foreign exchange limitations limit the amount of cash that can be repatriated. We have accounted for the U.S. federal tax liability on these amounts for financial statement purposes except for foreign earnings that are considered indefinitely reinvested outside the United States. Repatriation could result in additional U.S. federal income tax payments in future years. Where local restrictions prevent an efficient inter-company transfer of funds, our intent is that cash balances would remain in the foreign country and we would meet U.S. liquidity needs through ongoing cash flows from operations, external borrowings, or both. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We expect to meet expected and unexpected cash flow needs by accessing our credit lines in the Americas, Europe and Asia Pacific.

Operating Activities

Cash flow used in operating activities was $13.5 million during the first quarter of 2006 compared to cash flow used in operating activities of $24.5 million during the first quarter of 2005. The reduced cash outlay during the first quarter of 2006 compared to the first quarter of 2005 was primarily due to $65.6 million and $10.3 million less cash outlay in accounts payable and accrued promotional and other expenses, respectively, during the first quarter of 2006 compared to the first quarter of 2005. This reduced cash outlay was partially offset by a $38.0 million and $29.1 million more cash outlay for trade receivables and inventories, respectively, during the first quarter of 2006 compared to the first quarter of 2005.

Trade receivables increased $13.3 million during the first quarter of 2006 due to increased sales. Day sales outstanding decreased from 45 days at December 31, 2005 to 42 days at March 31, 2006. Payment terms vary by geographic location and, in some cases, a cash discount option is offered in addition to the standard payment terms. We have not materially changed our payment terms or delinquency policies between 2005 and 2006.

Inventories decreased $4.4 million during the first quarter of 2006. The reduction in inventories resulted from selling of European inventories, which were overstocked due to oversupply in Russia and increased import duties on LCD monitors entering Russia. Our inventory turns have remained relatively stable at two turns during the first quarter of 2006 and the first quarter of 2005.

Accounts payable decreased $19.6 million during the first quarter of 2006. The decrease was primarily due to slightly lower accounts payable turn days and the timing of payments to our suppliers.

Investing Activities

Cash used in investing activities was $3.5 million during the first quarter of 2006 mainly due to the purchase of short-term investments. Cash provided by investing activities of $2.2 million during the first quarter of 2005 was primarily from the proceeds of the sale of short-term investments.

Financing Activities

Cash used in financing activities was $3.7 million during the first quarter of 2006 and $3.5 million during the first quarter of 2005. During the first quarter of 2006, we redeemed all outstanding shares of series B convertible mandatorily redeemable preferred stock for $15.0 million and had net borrowings of $11.2 million. During the first quarter of 2005, we repaid bank loans of $3.5 million.

Contractual Obligations and Commitments

As of March 31, 2006, we had contractual obligations and commercial commitments as shown in the table below. The table below excludes obligations related to accounts payable and accrued liabilities incurred in the ordinary course of business.

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$2,561	$1,956	$605	$—	$—
Subordinated notes payable (1)	46,470	1,707	44,763	—	—
Total	$49,031	$3,663	$45,368	$—	$—

(1)	Includes interest payable of $1.7 million and $1.8 million for the respective periods presented above.

Credit Facilities

We have a $60.0 million credit line that expires in March 2008. Advances bear interest at the prime rate plus 0.50% (8.25% at March 31, 2006) with interest payable monthly. As of March 31, 2006 and December 31, 2005, there was no outstanding balance on the line-of-credit. All advances under the agreement are collateralized by substantially all of the assets of ViewSonic Americas. Under the agreement we are subject to various restrictive covenants, which, among other things, limit dividends (not to exceed $250,000 per year without the consent of the financial institution), capital expenditures and executive compensation and require us to maintain a minimum earnings before interest, taxes, depreciation and amortization amount. We are not required to comply with the restrictive covenants when borrowing capacity exceeds $15.0 million.

In June 2004, ViewSonic Europe Limited entered into a $20.0 million line-of-credit facility with a financial institution. This line-of-credit is secured by trade receivables and inventory of ViewSonic Europe Limited. Advances bear interest at Libor plus a margin. Borrowings against this facility were $16.2 million and $0 as of March 31, 2006, and December 31, 2005, respectively.

Certain of our other international subsidiaries also have line-of-credit facilities with various financial institutions that are secured by certain of their assets. These credit facilities allow cash advances, letters of credit and bank guarantees. As of March 31, 2006 and December 31, 2005, there were outstanding cash advances of $0 and $4.9 million, respectively. As of March 31, 2006, the borrowing limit was $23.7 million.

As of March 31, 2006, we were in compliance with the covenants of all our various borrowing arrangements.

Off-Balance Sheet Arrangements

As of March 31, 2006 and 2005, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Critical Accounting Policies and Estimates

Our critical accounting policies reflecting our estimates and judgments are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on April 3, 2006. We have not changed those policies since such date other than described below.

During the second quarter of 2005, we elected to adopt the fair value based employee stock-based compensation expense recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), using the modified prospective method. We previously had applied the intrinsic value based expense recognition provisions set forth in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Had we adopted SFAS No. 123, the Company’s net income would be decreased by $19,000 during the first quarter of 2005.

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which requires all share-based payments to employees, including grants of employee stock options, to be expensed and recognized over the requisite service period based on the grant date fair value of those awards. Among other differences, SFAS No. 123(R) includes an estimate of volatility. SFAS No. 123 does not require the use of volatility for privately held companies in estimating the fair value of stock options and accordingly, we used the minimum value method afforded by SFAS No. 123.

We adopted SFAS No. 123(R) using the prospective method and accordingly, the consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123(R). Stock-based compensation expense recognized during the first quarter of 2006 applies to unvested stock options granted prior to December 31, 2005 based on the grant date minimum value estimated in accordance with the original provisions of SFAS No. 123. Additionally, stock-based compensation expense recognized during the first quarter of 2006 has been reduced by estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The adoption of the prospective application of SFAS No. 123(R) did not have a material impact on our consolidated financial positions, results of operations, cash flows, or earnings per share. The cumulative effect upon adoption of SFAS No. 123(R) was $11,000.

During the first quarter of 2006, stock-based compensation expense was $47,000. There were no grants of stock options or other share-based payments during the first quarter of 2006. As of March 31, 2006, there was an unrecognized compensation expense of $223,000 related to unvested stock options. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.1 years.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial market risk arises from fluctuations in foreign currencies. A majority of our net sales, expense and capital purchasing activities are transacted in U.S. Dollars. However, we do enter into these transactions in other currencies, primarily the Euro, Great British Pound, the Chinese Yuan and the New Taiwan Dollar, among others.  Our net sales and purchasing transactions denominated in currencies other than the U.S. Dollar are subject to exchange rate fluctuations and could potentially negatively impact our financial results.

We have significant European net sales denominated in the Euro. During the first quarter of 2006, the Euro-to-U.S. Dollar foreign currency exchange rate strengthened against the U.S. Dollar increasing 2.8% compared to the year-end rate of 2005. During the first quarter of 2005, the Euro-to-U.S. Dollar decreased by 0.3% as compared to the 2004 year-end rate. The strengthening of the Euro positively impacted our first quarter 2006 net sales and income from operations by $496,000 and $448,000, respectively, assuming all other factors remain constant. We cannot determine the ultimate impact of future changes to these and other currency exchange rates on our 2006 net sales, income from operations, net income, equity, and comprehensive income.

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

Based on their evaluation as of March 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

Four of our stockholders filed a purported derivative action against James Chu, our Chairman and Chief Executive Officer, and ViewSonic on April 17, 2006 in the United States District Court for the Central District of California. The complaint alleges, among other things, that Mr. Chu has breached various fiduciary duties by personally investing in certain of our suppliers, thereafter directing our contracts to these suppliers and failing to disclose such actions. Plaintiffs are seeking actual and punitive damages, attorneys fees, costs, disgorgement of alleged profits made by Mr. Chu, a declaratory judgment against Mr. Chu for alleged breaches of various fiduciary duties and an injunction prohibiting the award of contracts to suppliers in which Mr. Chu or his relatives have a financial interest. We believe that the claims against Mr. Chu and ViewSonic are not an appropriate derivative action and are in the process of defending against them on such grounds.

In addition, in the ordinary course of business, we are involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial, employment and other matters. In accordance with SFAS No. 5, Accounting for Contingencies, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any pending legal matters will have a material adverse effect on our consolidated condensed balance sheets, although statements of operations or cash flows could be affected in a particular period.

ITEM 1A.	RISK FACTORS

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

As a percentage of net sales, selling, general and administrative expenses represent 8.2% and 10.0% for the three months ended March 31, 2006 and 2005, respectively. We expect sales, general and administrative expenses to remain relatively fixed or decrease as a percentage of net sales as we continue to improve efficiencies in all aspects of our business. Additionally, because we typically recognize a substantial portion of our revenues in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any revenue shortfalls. If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, it would negatively impact our financial results.

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
We may be unable to procure appropriate RoHS compliant material in sufficient quantity and quality and/or be unable to incorporate it into our product procurement processes without compromising quality and/or harming our cost structure;

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

We generated a majority of our total net sales to customers outside of the United States and other Americas in the first quarter of 2006. Sales to these customers outside of the United States and other Americas subjects us to a number of risks associated with conducting business outside of the United States and other Americas, including the following:

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

We seek to mitigate the risk of declining ASPs by obtaining promotional pricing incentives from several product vendors. A vendor’s willingness to give us a pricing incentive and the amount of the pricing incentive are based on how competitive the market is, the volatility of the price on our key product components, and the quantity of historical purchases of these components from vendors. The pricing incentives do not require us to commit to future component purchases from vendors. We record the reimbursement from our vendors for these promotional pricing incentives when we are released of the legal liability for the payment of the product purchases by the vendors. If we are unable to obtain the promotional pricing incentives or if these incentives are unexpectedly discontinued, our gross margins will decline and our business could be harmed.

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

In investigating and/or litigating a stockholder derivative action, we may incur substantial costs

We and James Chu, our Chairman and Chief Executive Officer, are named as defendants in a purported derivative action brought by certain of our stockholders. The complaint alleges, among other things, that Mr. Chu has breached various fiduciary duties by personally investing in certain of our suppliers, thereafter directing contracts to these suppliers and failing to disclose such actions. In connection with investigating and/or litigating this action, we may incur substantial costs.

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

Expensing employee stock options may materially and adversely affect our reported operating results and could adversely affect our competitive position as well.

Since inception, we have used stock options as a fundamental component of our compensation packages. We believe that these incentives directly motivate our employees and, through the use of vesting, encourage our employees to remain with us. During the second quarter of 2005, we elected to adopt the fair value based employee stock-based compensation expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123, in connection with an option re-pricing program, using the modified prospective method. We previously applied the intrinsic value based expense recognition provisions set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In December 2004, the Financial Accounting Standards Board, issued SFAS No. 123(R), Share-Based Payment, or SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all stock-based compensation payments. In April 2005, the SEC delayed the effective date of SFAS No. 123(R), which is now effective for annual periods that begin after June 15, 2005. We adopted SFAS No. 123(R) effective as of January 1, 2006 using the modified prospective method.  SFAS No. 123(R) requires that we record compensation expense for stock options using the fair value of those awards.  Expensing these incentives in future periods may materially and adversely affect our reported operating results as the stock-based compensation expense is charged directly against our reported earnings.

To the extent that SFAS No. 123(R) results in additional expenses when granting stock options we may elect to incur increased cash compensation costs instead. In addition, actions that we may take to reduce stock-based compensation expense that might be more severe than any actions our competitors may implement, could make it difficult to attract, retain and motivate employees, which could adversely affect our competitive position, as well as our business and operating results.

Impairment of our investment portfolio could harm our net earnings.

We have an investment portfolio that includes a variety of investments. In most cases, we do not attempt to reduce or eliminate our market exposure on these investments. We could incur losses related to the impairment of these investments, which could result in charges to net earnings. Some of our investments are in public and privately held companies that are still in the start-up or development stage, which have inherent risks because the technologies or products they have under development are typically in the early stages and may never become successful. Furthermore, the values of our investments in publicly traded companies are subject to significant market price volatility. We often couple our investments in technology companies with a strategic commercial relationship. Our commercial agreements with these companies may not be sufficient to allow us to obtain and integrate such products and services into our offerings or otherwise benefit from the relationship, and third parties, including competitors, may subsequently acquire these companies. Economic weakness could further impact our investment portfolio. Our investments in privately held companies were valued at $0.1 million as of March 31, 2006 and December 31, 2005. For the three months ended March 31, 2006 and 2005, we recorded impairments on our public and private- securities investments of $0.4 million and $0.0 million, respectively.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 through January 31, 2006(1)	7,500,000	$2.00	--	--
February 1, 2006 through February 28, 2006	--	--	--	--
March 1, 2006 through March 31, 2006	--	--	--	--
Total	7,500,000	$2.00	--	--

(1) On January 5, 2006, Intel Corporation notified us, pursuant to Article IV(D)(8)(a) of our Certificate of Incorporation, that it had elected, as the sole stockholder of our Series B Preferred Stock, to cause us to redeem all outstanding shares of Series B Preferred Stock. On January 10, 2006, the redemption date set forth in the Certificate of Incorporation, we redeemed all 7,500,000 outstanding shares of Series B Preferred Stock held by Intel Corporation for aggregate cash consideration of $15,000,000, representing the full redemption price of the Series B Preferred Stock.

(2) Represents the price paid for the redemption of the Series B Preferred Stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

See Item 9B of our Annual Report for the year ended December 31, 2005 on Form 10-K filed with the SEC on April 3, 2006, which is incorporated by reference herein in its entirety.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits

10.18 (1)	Director’s Service Agreement, by and between Jan Jensen and ViewSonic Netherlands, dated January 10, 2006.

10.19 (2)	Director’s Service Agreement, by and between Jan Jensen and ViewSonic Europe Limited, dated January 10, 2006.

10.20(3)	Director’s Service Agreement, by and between Jan Jensen and ViewSonic SARL, dated January 10, 2006.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to Exhibit 10.18 to ViewSonic Corporation’s Annual Report on Form 10-K, (000-50730) filed with the Securities and Exchange Commission on April 3, 2006.
(2)	Incorporated by reference to Exhibit 10.19 to ViewSonic Corporation’s Annual Report on Form 10-K, (000-50730) filed with the Securities and Exchange Commission on April 3, 2006.
(3)	Incorporated by reference to Exhibit 10.20 to ViewSonic Corporation’s Annual Report on Form 10-K, (000-50730) filed with the Securities and Exchange Commission on April 3, 2006.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2006.

ViewSonic Corporation

By:	/s/ James A. Morlan
James A. Morlan
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

10.18 (1)	Director’s Service Agreement, by and between Jan Jensen and ViewSonic Netherlands, dated January 10, 2006.

10.19 (2)	Director’s Service Agreement, by and between Jan Jensen and ViewSonic Europe Limited, dated January 10, 2006.

10.20(3)	Director’s Service Agreement, by and between Jan Jensen and ViewSonic SARL, dated January 10, 2006.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to Exhibit 10.18 to ViewSonic Corporation’s Annual Report on Form 10-K, (000-50730) filed with the Securities and Exchange Commission on April 3, 2006.
(2)	Incorporated by reference to Exhibit 10.19 to ViewSonic Corporation’s Annual Report on Form 10-K, (000-50730) filed with the Securities and Exchange Commission on April 3, 2006.
(3)	Incorporated by reference to Exhibit 10.20 to ViewSonic Corporation’s Annual Report on Form 10-K, (000-50730) filed with the Securities and Exchange Commission on April 3, 2006.

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