Form 10-Q
period 2006-06-30
VIEWSONIC CORP
filed 2006-08-11
CIK 1068806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of the registrant's common stock outstanding was 354,136,736 shares, the number of shares of Series B preferred stock outstanding was 0 shares, and the number of shares of Series C preferred stock outstanding was 3,300,000 shares, each as of July 31, 2006.

VIEWSONIC CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIEWSONIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005
(In thousands, except for share data and par value)
(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$66,933	$93,998
Short-term investments	7,643	—
Trade receivables, net	165,900	145,982
Other receivables	7,864	7,013
Inventories	171,702	155,389
Deferred income taxes	4,360	3,194
Prepaids and other current assets	4,193	2,931
Income taxes receivable	201	761
Total current	428,796	409,268

Property, plant and equipment, net	15,265	12,929
Long-term investments	1,166	2,676
Goodwill	1,347	1,347
Other assets, net	2,149	6,505
Total assets	$448,723	$432,725
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank borrowings	$9,278	$4,852
Accounts payable	276,987	266,867
Accrued promotional expenses	26,790	22,663
Accrued warranty expense	24,080	21,350
Other accrued expenses	25,502	20,809
Total current liabilities	362,637	336,541

Subordinated notes payable — related party	43,000	43,000
Convertible mandatorily redeemable preferred stock	—	14,952
Stockholders’ equity:
Common stock, $.01 par value 600,000,000 shares authorized; 354,136,736 and 353,974,268 shares issued as of June 30, 2006 and December 31, 2005, respectively	3,541	3,540
Additional paid-in capital	93,887	93,716
Accumulated deficit	(51,558)	(55,611)
Accumulated other comprehensive loss	(2,784)	(3,413)
Total stockholders' equity	43,086	38,232
Total liabilities and stockholders’ equity	$448,723	$432,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWSONIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
JUNE 30, 2006 AND 2005
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$379,268	$284,617	$706,062	$558,528
Cost of sales	349,070	257,502	645,648	503,345
Gross profit	30,198	27,115	60,414	55,183
Selling, general and administrative expenses	30,017	27,812	56,924	55,124
Income (loss) from operations	181	(697)	3,490	59
Other income (expense):
Interest income (expense), net	156	(523)	313	(1,047)
Other, net	285	(1,677)	1,621	(2,628)
Total other income (expense), net	441	(2,200)	1,934	(3,675)
Income (loss) from continuing operations before income taxes	622	(2,897)	5,424	(3,616)
Provision for income taxes	97	13,396	1,323	13,195
Income (loss) from continuing operations	525	(16,293)	4,101	(16,811)
Net gain on disposal of discontinued operations, net of tax	—	780	—	714
Net income (loss)	525	(15,513)	4,101	(16,097)
Preferred stock accretion	—	(375)	(48)	(735)
Net income (loss) available to common stockholders	$525	$(15,888)	$4,053	$(16,832)

Basic earnings (loss) per share:
Continuing operations	$0.00	$(0.05)	$0.01	$(0.05)
Discontinued operations	$—	$0.00	$—	$0.00
Total basic earnings (loss) per share	$0.00	$(0.05)	$0.01	$(0.05)
Diluted earnings (loss) per share
Continuing operations	$0.00	$(0.05)	$0.01	$(0.05)
Discontinued operations	$—	$0.00	$—	$0.00
Total diluted earnings (loss) per share	$0.00	$(0.05)	$0.01	$(0.05)
Basic weighted average shares outstanding	354,131	353,969	354,095	353,965
Diluted weighted average shares outstanding	360,749	353,969	360,757	353,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWSONIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
JUNE 30, 2006 AND 2005
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:		(Revised)
Income (loss) from continuing operations	$4,101	$(16,811)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,418	1,513
Loss on disposal of property, plant and equipment	9	10
Provision for doubtful accounts	376	449
Net loss (gain) on sale and impairment of long-term investments	1,320	(31)
Deferred income taxes	(21)	8,631
Stock-based compensation expense	111	1,429
Changes in operating assets and liabilities:
Trade receivables	(19,764)	15,817
Other receivables	(808)	508
Inventories	(15,933)	46,048
Prepaids and other current assets	(1,460)	3,561
Accounts payable	9,310	(72,336)
Accrued promotional and other expenses	9,268	(5,184)
Accrued warranty expense	2,716	2,075
Income taxes payable/receivable	280	1,276
Net cash used in operating activities	(9,077)	(13,045)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	14	—
Purchase of property, plant and equipment	(669)	(606)
Proceeds on sale of long-term investments	954	221
Sales of short-term investments	7,544	7,693
Purchase of short-term investments	(15,213)	(14,520)
Net cash used in investing activities	(7,370)	(7,212)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from bank borrowings	4,213	(3,525)
Proceeds from issuance of common stock	61	9
Redemption of preferred stock	(15,000)	—
Net cash used in financing activities	(10,726)	(3,516)
CASH FLOW FROM DISCONTINUED OPERATIONS
Cash flow from operating activities	—	(1,041)
Cash flow from investing activities	—	40
Cash flow from financing activities	—	—
Net cash used in discontinued operations	—	(1,001)
Effect of exchange rate changes on cash and cash equivalents	108	6
Net decrease in cash and cash equivalents	(27,065)	(24,768)
Cash and cash equivalents at beginning of period	93,998	100,497
Cash and cash equivalents at end of period	$66,933	$75,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWSONIC CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim condensed consolidated financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements for ViewSonic Corporation and its subsidiaries (collectively, the “Company”) contain all adjustments, which are normal and recurring, necessary to present fairly the Company’s financial position as of June 30, 2006 and the Company’s results of operations and cash flows for the three and six months ended June 30, 2006 and 2005. The consolidated condensed balance sheet as of December 31, 2005 is derived from the December 31, 2005 audited consolidated financial statements.

The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2006.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and other factors believed to be reasonable under the circumstances which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition, Warranty and Promotions

Revenues are recognized when products are shipped and risk of loss is transferred, persuasive evidence of an arrangement exists, the price is fixed or readily determinable and collectibility is reasonably assured. The Company extends rights of return to its customers, which are accrued for based on estimated future returns determined by using estimates and historical experience.

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

The Company occasionally requests that its contract manufacturers ship finished goods directly to its customers. However, the Company's primary business practice is to have finished goods delivered from its contract manufacturers directly to the Company's regional warehouses, where they are stored for eventual shipment to its customers. For vendor drop shipment sales, the Company retains title to the shipment from the time it leaves the contract manufacturer's port of choice, until the time title passes to the customer.

Promotional Pricing Incentives from Vendors

The Company receives promotional pricing incentives from its product vendors. The amount of the pricing incentives is based on various market factors including the volatility of pricing of key product components, market dynamics and the quantity of the Company’s purchases from such vendors. The pricing incentives do not require the Company to commit to future component purchases from these vendors. The Company records the reimbursement from vendors for these promotional pricing incentives when the Company is released of the legal liability for the payment of the product purchases by the vendors. The benefit from pricing incentives related to products that have not been sold is deferred and recorded as a reduction of inventory cost. The benefit from pricing incentives related to products that have been sold is recorded as a reduction of the cost of sales.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, this statement will have on its financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140 (SFAS 156), which requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations at fair value, if practicable, and permits the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 will be effective for the Company beginning January 1, 2007. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140 (SFAS 155), which allows companies to elect fair value measurement for financial instruments with embedded derivatives in their entirety in cases otherwise required to be bifurcated. SFAS 155 is effective for all financial instruments acquired or issued by the Company beginning January 1, 2007. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

Statements of Cash Flows

As of December 31, 2005, the Company’s management determined that the cash flows associated with discontinued operations should not have been presented as a single line item in the Condensed Consolidated Statement of Cash Flows. As a result, the Company revised the presentation of cash flows for the six months ended June 30, 2005 to present separate disclosure of cash flows from discontinued operations from operating, investing, and financing activities.

Reclassifications

Interest expense and interest income have been shown net for the three and six months ended June 30, 2005 to conform to the three and six months ended June 30, 2006 presentation.

Note 2 - Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), which revises Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows (“SFAS 95”). Under SFAS 123(R), the fair value of stock-based awards to employees must be estimated at the date of grant using an option pricing model and recognized as expense over the requisite service period for those awards that are ultimately expected to vest. Prior to the adoption of SFAS 123(R), the Company accounted for its stock-based awards under the provisions of SFAS 123 beginning in the second quarter of 2005 using the minimum value method to determine the fair value of its stock options. Prior to the second quarter of 2005, the Company accounted for its stock-based awards under the recognition and measurement principles of APB 25 and the disclosure only provisions of SFAS 123. Because the Company has historically granted at-the-money stock options with no intrinsic value on the date of grant, no compensation expense was recognized for stock options prior to the second quarter of 2005.

The Company adopted SFAS 123(R) using the prospective method. Under the prospective method, prior periods are not revised for comparative purposes. Non-public companies that previously applied SFAS 123 using the minimum value method would continue to account for unvested stock options outstanding at the date of adoption in the same manner as they had been accounted for prior to adoption. All awards granted, modified or settled after the date of adoption should be accounted for using the measurement, recognition and attribution provisions of SFAS 123(R).

Stock Option Activity

The Company has two employee stock plans: the 1999 Stock Plan (the “1999 Plan”) and the 2004 Equity Incentive Plan (the “2004 EIP”). Upon approval of the 2004 EIP, the 1999 Plan was terminated (except for all options previously granted and outstanding under such plan). The 2004 EIP provides for the granting of stock options to eligible employees and non-employee directors. Options granted under this plan are granted at an exercise price equal to the fair market value at the date of grant, vest over three or four years and expire ten years after their original date of grant. As the Company’s common stock is not publicly traded, the fair market value of the Company’s common stock is approved by the Company’s Board of Directors based on varying information, assumptions and factors including valuations that are performed by an independent appraiser. As of June 30, 2006, there were 17.9 million shares available for future grants under the 2004 EIP.

The table below summarizes the stock option activity under the Company’s 1999 Plan and 2004 EIP:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	27,626	$0.38
Granted	220	$0.45
Exercised	(163)	$0.38
Canceled	(2,739)	$0.38
Outstanding at June 30, 2006	24,944	$0.38	5.71	$1,695
Exercisable at June 30, 2006	21,112	$0.38	5.15	$1,476

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all the vested option holders exercised their options based on the fair value as determined by the Company’s Board of Directors as of June 30, 2006. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $1,000. Total cash received from the exercise of employee stock options was $61,000 for the six months ended June 30, 2006.

The following table summarizes information for options outstanding as of June 30, 2006:

Range of Exercise Prices	Number of Options Outstanding (in thousands)	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Options Exercisable (in thousands)
$0.38	24,217	5.59	$0.38	21,091
$0.45	727	9.46	$0.45	21

Valuation and Expense Recognition of Stock-Based Awards under SFAS 123(R)

For the three and six months ended June 30, 2006, stock-based compensation expense for employee stock options recognized was $64,000 and $111,000, respectively. No income tax benefit related to stock-based compensation expense was recognized for the three and six months ended June 30, 2006.

The Company used the Black-Scholes option-pricing model to estimate the fair value of employee stock options. The determination of fair value using the Black-Scholes option-pricing model is affected by the fair market value of the Company’s common stock as well as the use of certain highly subjective estimates and assumptions including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors.

All option awards were valued as a single award and amortized on a straight-line basis over the requisite service period. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three and six months ended June 30, 2006:

Expected volatility	52%
Risk-free interest rate	5.0%
Expected dividend yield	0%
Expected option life (in years)	6.25
Weighted average fair value of stock options granted (per share)	$0.25

Upon adoption of SFAS 123(R), the Company changed its expected volatility calculation to use an average of the expected volatilities of similar entities whose shares are publicly traded. In determining similarity of entities, the Company considered various factors including the industry, life cycle, size and financial leverage of such entities. The Company believes this method provides a more accurate estimate of stock price volatility over the expected life of the stock option awards. Prior to the adoption of SFAS 123(R), the Company used the minimum value method to estimate the fair value of its stock options. Under the minimum value method, expected volatility is omitted and thus fair value calculated under this method is not comparable to one based on fair value.

The risk-free interest rate assumption is based on observed interest rates for the appropriate term of the Company’s stock options. The expected dividend yield assumption is based on the Company’s expectation of future dividend payouts. The Company has never declared or paid any cash dividends on its common stock and currently does not anticipate paying such cash dividends. The Company used the simplified method for its expected option life assumption as allowed by Staff Accounting Bulletin 107.

SFAS 123(R) requires stock-based compensation expense to be recognized only for those stock options that are ultimately expected to vest. An estimate of forfeiture rate must be made and applied at the time of grant and revised in subsequent periods on a cumulative basis in the period of revision. The Company considered various factors including its actual historical experience of pre-vesting option forfeitures bifurcated by employee groups as the basis to arrive at an estimated average annual forfeiture rate of 4.7% for the three and six months ended June 30, 2006.

As of June 30, 2006, there was $216,000 remaining in unrecognized compensation cost related to employee stock options, which is expected to be recognized over a weighted average period of 2.6 years. No compensation cost was capitalized as part of inventory during the three and six months ended June 30, 2006.

Pro forma Information under SFAS 123 for Periods Prior to Fiscal 2006

In the second quarter of 2005, the Company adopted the fair value based method of accounting for stock-based compensation in accordance with the expense recognition provisions of SFAS 123 using the modified prospective method. Stock-based compensation expense for the three and six months ended June 30, 2005 was $272,000 and $272,000, respectively, and was estimated using the minimum value method as permitted under SFAS 123 to determine the fair value of stock options. There was no share-based compensation expense recognized during the three months ended March 31, 2005 as the Company accounted for its employee stock option plans under the recognition and measurement principles of APB 25 and the disclosure only provisions of SFAS 123. Because the Company has historically granted at-the-money stock options with no intrinsic value on the date of grant, no compensation expense was recognized for stock options prior to the second quarter of 2005.

On May 9, 2005, the Company re-priced all outstanding stock options held by its employees, executive officers and members of the Board of Directors of record on March 2, 2005. As a result, the exercise price of the Company’s outstanding stock options subject to the re-pricing was lowered to $0.38 per share, the estimated fair value on that date, resulting in stock option expense of $1.1 million. The re-pricing was implemented in order to realign the cash and equity components of the Company’s compensation programs for employees, executive officers and directors.

Note 3 - Long-Term Investments

The Company’s long-term investments include both publicly traded and privately held companies. None of the Company’s investments represent ownership of more than 20% of the respective companies. For the Company’s publicly traded investments, the Company follows the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and accounts for such investments as available-for-sale. Unrealized holding gains or losses are recorded in other comprehensive income/loss, net of tax. The Company accounts for its privately held investments under the cost method. When events dictate, the Company performs an impairment analysis to determine whether the loss, if any, is other than temporary. During the three and six months ended June 30, 2006, the Company reduced its positions in certain long-term investments and recognized realized losses of $0.3 million and $0.3 million, respectively. Impairment on investments totaled $0.6 million and $1.0 million for the three and six months ended June 30, 2006, respectively.

Note 4 - Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities classified as available for sale. The following table sets forth the calculation of comprehensive income for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$525	$(15,513)	$4,101	$(16,097)
Foreign currency translation	111	61	201	150
Unrealized holding (losses) gains on marketable securities, less realized gains	(163)	209	428	784
Net change in other comprehensive (loss) income	(52)	270	629	934
Total comprehensive income (loss)	$473	$(15,243)	$4,730	$(15,163)

Note 5 - Income Taxes

The Company recorded a non-cash charge of $13.7 million to establish a valuation of allowance against its net deferred U.S. based income tax assets during the second quarter 2005. In addition, the Company has valuation allowances against its deferred income taxes in all foreign jurisdictions other than its foreign subsidiary in Taiwan. The valuation allowances have been calculated pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes the Company’s past and projected future performance, the market environment in which the Company operates, the utilization of past tax credits and the length of the carry-back and carry-forward periods of net operating losses. As of June 30, 2006, the total valuation allowance was $15.5 million against domestic net deferred tax assets and $1.8 million against foreign net deferred tax assets. The Company intends to maintain a valuation allowance until sufficient positive evidence as contemplated by SFAS 109 exists in future periods.

Note 6 - Commitments and Contingencies

Litigation - The Company is involved in various legal matters in the normal course of its business. While the outcome of these proceedings and claims cannot be predicted with certainty, management believes that the ultimate outcome of such matters will not have a material adverse effect on the condensed consolidated financial statements.

Four of the Company’s stockholders filed a purported derivative action against James Chu, the Company’s Chairman and Chief Executive Officer, and the Company on April 17, 2006 in the United States District Court for the Central District of California. The complaint alleges, among other things, that Mr. Chu has breached various fiduciary duties by personally investing in certain of the Company’s suppliers, thereafter directing our contracts to these suppliers and failing to disclose such actions. Plaintiffs are seeking actual and punitive damages, attorneys fees, costs, disgorgement of alleged profits made by Mr. Chu, a declaratory judgment against Mr. Chu for alleged breaches of various fiduciary duties and an injunction prohibiting the award of contracts to suppliers in which Mr. Chu or his relatives have a financial interest. The Company believes that the claims against Mr. Chu and the Company are not an appropriate derivative action and are in the process of defending against them on such grounds. The impact related to the outcome of this matter is undeterminable at this time.

On July 27, 2006, the jury in the trial of LG Philips LCD Co. Ltd., (“LPL”) v. Tatung Company, Tatung Company of America, Inc., Chungwa Picture Tubes Ltd., and ViewSonic Corporation, pending in United States District Court, District of Delaware, (Case No. 05-292-JJF) delivered a verdict finding that each of the defendants, including the Company, had willfully infringed (through the doctrine of equivalents) a patent of LPL’s relating to electrostatic discharge. The jury awarded monetary damages of $52.5 million against CPT only. Although there is no monetary award against the Company, the finding of willful infringement, if upheld, may subject the Company to certain other relief including an award of some portion of LPL’s attorneys fees as well as injunctive relief which may require the Company to, among other things, change its sourcing of certain LCD displays or key components. All of the defendants, including the Company, plan to file post-judgment motions challenging various aspects of the jury’s verdict. While the outcome of these proceedings cannot be predicted with certainty, the Company does not believe that the outcome will have a material adverse effect on its condensed consolidated financial statements.

Imposition of Additional Duties and Taxes— The European Union (the “EU”) issued notices stating that effective January 18, 2006, LCD monitors with a digital video interface (“DVI”) connector, would incur a 14% import duty tax.  To date, this change in classification has been applied prospectively. The Company believes it is reasonably possible, but not probable that the tariff could be applied retroactively; however, the Company will continue to monitor this situation and work to change the Company’s business processes to minimize any negative impact resulting from this new tariff.

Laws, Regulations and Directives — The Company is subject to local laws and regulations in the various regions in which the Company operates, including the EU. There are two particular EU directives that may have a material impact on the Company’s business.  The first is the Restriction of Certain Hazardous Substances Directive (“RoHS”) that restricts the distribution of certain substances, including lead, within the EU and is effective July 1, 2006.  In addition to specifying the elimination and/or reduction in the level of specified hazardous materials from the manufacture of the Company’s products, the Company must take reasonable measures to ensure that it is not being supplied with products containing the restricted chemical substances. The Company is working with suppliers to ensure that products placed on the market from July 1, 2006 are RoHS compliant products. The second directive is the Waste Electrical and Electronic Equipment Directive (“WEEE”) that became effective on August 13, 2005, and requires manufacturers or importers to provide a process of recycling all of its manufactured products or imports into the EU. Certain EU countries adopted WEEE on August 13, 2005. The majority of EU countries into which the Company’s European region sells its products have adopted the legislation with the exception of France and the United Kingdom. Many of those countries that adopted WEEE in August 2005 have not published regulations nor issued legislation with respect to a manufacturer or importer’s obligations. The Company is currently unable to assess the impact of these directives on the Company’s operations until more information becomes available, but at this time, the Company does not believe that these regulations will have a material impact on the Company’s business.

Income Tax Contingencies — The Company has recorded a $3.1 million liability related to certain tax positions.  The resolution of such income tax contingencies is not expected to have an adverse material effect on the Company’s condensed consolidated financial statements.

Note 7 - Business Segments

In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, the Company has three reportable segments: Americas, Europe and Asia Pacific. The Company sells similar products in the local markets, including CRT displays, LCD displays, projectors, HDTV technology and the latest in mobile products including wireless monitors. The type and class of customers, primarily distributors and retailers, are also similar across the product lines. The Company’s management evaluates the performance of and allocates resources to its segments based on net sales and operating income. Assets are not segregated by segment for management reporting purposes.

The following table summarizes segment financial information for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Sales:
Americas	$187,444	$134,375	$340,385	$255,015
Europe	70,415	55,411	143,679	131,632
Asia Pacific	121,409	94,831	221,998	171,881
Total	$379,268	$284,617	$706,062	$558,528
Income (loss) from operations:
Americas	$3,178	$(1,957)	$8,601	$(8,628)
Europe	(1,949)	(1,260)	(7,267)	3,157
Asia Pacific	(1,048)	2,520	2,156	5,530
Total	$181	$(697)	$3,490	$59

Note 8 - Warranty Liability

The Company provides product warranty programs on a worldwide basis that vary in term from 12 to 36 months. The length of the warranty period and the specific warranty coverage are based on the type of product. The Company accrues for estimated warranty costs at the time the product is sold. Estimates are primarily based on historical experience and other available information. The historical data that determines the warranty accrual and the overall estimate of the warranty reserve includes the following key factors: net cost of repair (repair costs less reimbursements from suppliers), defect rates and total number of products under warranty.

The following table summarizes activity in the Company’s warranty liability for the six months ended June 30, 2006 and 2005 (in thousands):

Six Months Ended June 30,	Beginning Accrued Warranty Liability	Additions Charged to Expense	Payments for Units Returned	Adjustments	Ending Accrued Warranty Liability
2006	$21,350	$10,520	$(7,304)	$(486)	$24,080
2005	17,365	5,741	(6,083)	2,416	19,439

Note 9 - Earnings Per Share

The Company presents both basic and diluted earnings (loss) per share (“EPS”) amounts. Basic EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted EPS amounts are based upon the weighted-average number of common and potential common shares, including warrants outstanding during the period.

Potential common shares are excluded from the computation in periods in which they have an anti-dilutive effect. The Company uses the treasury stock method to calculate the impact of outstanding stock options. Stock options for which the exercise price exceeds the average fair market value over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. On January 10, 2006, the Company redeemed all 7.5 million outstanding shares of Series B Preferred Stock and excluded such shares as it had an insignificant impact on the Company’s 2006 earnings per share calculations.

The basic and diluted EPS was calculated in accordance with EITF 03-06, Participating Securities and the Two Class Method under SFAS No. 128 (“EITF 03-06”). The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic EPS:
Numerator:
Income (loss) from continuing operations (1)	$525	$(16,668)	$4,053	$(17,546)
Income from discontinued operations	$—	$780	$—	$714
Denominator - Weighted-average shares outstanding	354,131	353,969	354,095	353,965
Basic EPS:
Continuing operations	$0.00	$(0.05)	$0.01	$(0.05)
Discontinued operations	$—	$0.00	$—	$0.00
Total Basic EPS	$0.00	$(0.05)	$0.01	$(0.05)
Diluted EPS:
Numerator:
Income (loss) from continuing operations (1)	$525	$(16,668)	$4,053	$(17,546)
Income from discontinued operations	$—	$780	$—	$714
Denominator:
Weighted-average shares outstanding	354,131	353,969	354,095	353,965
Stock options(2)	3,391	—	3,435	—
Interest warrants(3)	3,227	—	3,227	—
Total shares	360,749	353,969	360,757	353,965
Diluted EPS:
Continuing operations	$0.00	$(0.05)	$0.01	$(0.05)
Discontinued operations	$—	$0.00	$—	$0.00
Total Diluted EPS	$0.00	$(0.05)	$0.01	$(0.05)

(1)
In accordance with EITF 03-06, income (loss) from continuing operations includes the accretion for the mandatorily redeemable preferred stock. The EPS calculation allocated income from continuing operations between common stock and the convertible mandatorily redeemable preferred stock.

(2)	For the three and six months ended June 30, 2005, all stock options were excluded from the diluted earnings per common share calculation because they were anti-dilutive due to the Company’s net loss.

(3)
For the three and six months ended June 30, 2006, common stock issuable upon the exercise of outstanding warrants of 7.5 million and 7.5 million, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive. For the three and six months ended June 30, 2005, common stock issuable upon the exercise of outstanding warrants of 10.8 million and 10.8 million, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.

Note 10 - Convertible Mandatorily Redeemable Preferred Stock and Warrants for Series C Preferred Stock

On January 10, 2002, the Company entered into a Series B Preferred Stock Exchange and Warrant Purchase Agreement (the "Exchange Agreement") with Intel Capital Corporation, a Cayman Islands company (“Intel”). Under the Exchange Agreement, Intel paid an additional $5.0 million, bringing the total cash paid to $15.0 million. The exchange was made for the 3.7 million shares of Series A Preferred Stock originally issued to Intel and related warrants. As consideration for the exchange, the Company issued Intel 7.5 million shares of Series B convertible mandatorily redeemable convertible preferred stock, par value of $.001 per share (the "Series B Stock"). Each share of Series B Stock was convertible into one share of common stock or redeemable for cash for $2.00 per share on January 10, 2006. In connection with such issuance, the Company granted to the investor 3.3 million Interest Warrants and 7.5 million Valuation Warrants to purchase Series C Preferred Stock (par value of $.001 per share). The Interest Warrants vested on January 10, 2006, have an exercise price of $.01 per share and were exercised on July 7, 2006. The Valuation Warrants were immediately vested, have an exercise price of $2.00 per share and expired on July 10, 2006.

On January 10, 2006, the Company redeemed its outstanding Series B Stock for $15.0 million, representing the full redemption price for such Series B Stock. As of June 30, 2006, a total of 18.0 million shares of Series C Preferred Stock were authorized, and no shares were issued or outstanding.

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

Our Company

ViewSonic Corporation is a leading global provider of visual display technology products. We develop, market and support a broad range of display technology products, including liquid crystal display (“LCD”) monitors, cathode ray tube (“CRT”) monitors, projectors, LCD TVs and the latest in mobile products including wireless monitors. Our ViewSonic branded products are sold through distributors, retailers and other resellers to businesses including Fortune 1000 companies, small and medium sized businesses and consumer electronics markets. We sell our products globally and our sales are managed geographically in three regional segments: the Americas, Europe and Asia Pacific.

Recent Trends in Our Business

During the second quarter of 2006, the display industry continued to experience an oversupply of display panels and declining average selling prices (“ASPs”). This was primarily due to increased LCD panel production capacities and slower than expected demand. Despite increasing pricing and margin pressures in the second quarter of 2006, we were able to mitigate the impact of this downward trend primarily as a result of our implementation of key initiatives to improve our supply chain and logistics efficiency, simplify our business processes to maximize operating efficiencies, grow sales in regional markets and expand core product offerings. We also continued to benefit from our initiative to source LCD panels directly from manufacturers. We believe this sourcing initiative has brought us closer to the supply base so that we can keep abreast of recent market trends and supply cycles and has allowed us to consolidate our LCD panel purchasing power. By means of this key component sourcing initiative, we hope to be less vulnerable to the instability that is inherent in the LCD monitor industry. Given the recent oversupply of LCD panels in the industry, we strategically secured favorable pricing terms on our inventories purchased during the second quarter of 2006. Although this resulted in a slight build up of inventory, we expect to be well positioned in the marketplace as we continue to cycle through our remaining, older and higher cost inventory. LCD panel pricing appears to be stabilizing for some LCD sizes and we may experience spot shortages.

We sold 2.0 million display products in the second quarter of 2006 compared to 1.4 million display products in the second quarter of 2005. The display industry continues to experience a shift from older technologies, such as CRT, to newer technologies, such as LCD, as well as a broadening of applications from PC monitors to TVs and other digital media applications. Unit sales of LCD displays and LCD TVs grew 108% and 69%, respectively, in the second quarter of 2006 compared to the second quarter of 2005, while sales of CRT monitors declined 40% to 0.3 million units in the second quarter of 2006 from 0.5 million units in the second quarter of 2005.

Our net sales increased $94.7 million, or 33%, to $379.3 million in the second quarter of 2006 from $284.6 million in the second quarter of 2005 despite a 5% decline in average selling prices. We expect the excess capacity situation and ASP declines to continue in the short run until anticipated market demand growth is realized and consumes the increased supply. Income from operations increased $0.9 million to $0.2 million in the second quarter of 2006 from a $0.7 million loss in the second quarter of 2005. The increase was mainly the result of increased leverage in our selling, general and administrative expenses which were 9.8% of net sales in the second quarter of 2005 compared to 7.9% of net sales in the second quarter of 2006.

RESULTS OF OPERATIONS

The following table sets forth our Condensed Consolidated Statements of Operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.0	90.5	91.4	90.1
Gross profit	8.0	9.5	8.6	9.9
Selling, general and administrative expenses	7.9	9.8	8.1	9.9
Income (loss) from operations	0.1	(0.3)	0.5	0.0
Other income (expense):
Interest income (expense), net	0.0	(0.2)	0.1	(0.2)
Other income (expense) net	0.1	(0.6)	0.2	(0.5)
Total other income (expense), net	0.1	(0.8)	0.3	(0.7)
Income (loss) from continuing operations before income taxes	0.2	(1.1)	0.8	(0.7)
Provision for income taxes	0.1	4.7	0.2	2.4
Income (loss) from continuing operations	0.1	(5.8)	0.6	(3.1)
Net gain on disposal of discontinued operations, net of tax	—	0.3	—	0.1
Net income (loss)	0.1	(5.5)	0.6	(3.0)
Preferred stock accretion	—	(0.1)	(0.0)	(0.1)
Net income (loss) available to common stockholders	0.1%	(5.6)%	0.6%	(3.1)%

The following table compares net sales and income (loss) from operations by segment for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2006	2005	$	%	2006	2005	$	%
Net sales:
Americas	$187,444	$134,375	$53,069	39.5%	$340,385	$255,015	$85,370	33.5%
Europe	70,415	55,411	15,004	27.1%	143,679	131,632	12,047	9.2%
Asia Pacific	121,409	94,831	26,578	28.0%	221,998	171,881	50,117	29.2%
Total	$379,268	$284,617	$94,651	33.3%	$706,062	$558,528	$147,534	26.4%
Income (loss) from operations:
Americas	$3,178	$(1,957)	$5,135	262.4%	$8,601	$(8,628)	$17,229	199.7%
Europe	(1,949)	(1,260)	(689)	(54.7%)	(7,267)	3,157	(10,424)	(330.2%)
Asia Pacific	(1,048)	2,520	(3,568)	(141.6%)	2,156	5,530	(3,374)	(61.0%)
Total	$181	$(697)	$878	126.0%	$3,490	$59	$3,431	5815.3%

Net Sales

Our consolidated net sales increased $94.7 million, or 33.3%, to $379.3 million for the second quarter of 2006 from $284.6 million for the second quarter of 2005. Net sales increased $147.5 million, or 26.4%, to $706.1 million for first six months of 2006 from $558.5 million for the first six months of 2005. The increase was primarily due to increased LCD and LCD TV unit sales of 107.5% and 69.0%, respectively, for the second quarter of 2006 compared to the second quarter of 2005, and 79.7% and 96.4%, respectively, for the first six months of 2006 compared to the first six months of 2005. In addition, sales of our LCD TVs experienced relatively higher ASPs for the second quarter and first six months of 2006 compared to the second quarter and first six months of 2005. These increases were partially offset by lower CRT unit sales of 35.0% and 35.7% for the second quarter of 2006 compared to the second quarter of 2005 and for the first six months of 2006 compared to the first six months of 2005, respectively. In addition, we continued to experience declines in ASPs within the LCD and CRT product categories for the second quarter and first six months of 2006 compared to the second quarter and first six months of 2005. The decline in the ASPs reflects the effects of competition, our pricing initiatives to compensate for the industry’s oversupply of LCD products and reduced costs associated with advances in visual display technology.

We sold 2.0 million visual display products in the second quarter of 2006 compared to 1.4 million visual display products in the second quarter of 2005 and 3.5 million visual display products in the first six months of 2006 compared to 2.7 million visual display products in the first six months of 2005. The increase in units sold was mainly due to strong unit sales across all of our segments driven by our strategic marketing efforts and continued expansion in China and other Asian markets. Of the visual display product units sold in the second quarter of 2006, LCDs accounted for 74.9%, CRTs accounted for 14.8% and other products accounted for 10.3% as compared to 50.8%, 32.0%, and 17.2%, respectively, in the second quarter of 2005. Of the visual display product units sold in the first six months of 2006, LCDs accounted for 72.7%, CRTs accounted for 15.8% and other products accounted for 11.5% as compared to 51.8%, 31.3%, and 16.9%, respectively, in the first six months of 2005.

Americas - In our Americas region, net sales increased $53.1 million, or 39.5%, to $187.4 million for the second quarter of 2006 from $134.4 million for the second quarter of 2005. Net sales increased $85.4 million, or 33.5%, to $340.4 million for the first six months of 2006 from $255.0 million for the first six months of 2005. The increase was primarily due to growth in LCD unit sales of 147.6% and 113.1% in the second quarter and first six months of 2006 compared to the second quarter and first six months of 2005, respectively, and an increase in LCD TV unit sales with higher ASPs in the second quarter and first six months of 2006 compared to the second quarter and first six months of 2005. These increases were partially offset by lower ASPs for our LCD and CRT products.

Europe - In our Europe region, net sales increased $15.0 million, or 27.1%, to $70.4 million for the second quarter of 2006 from $55.4 million for the second quarter of 2005. Net sales increased $12.0 million or 9.2% to $143.7 million for the first six months of 2006 from $131.6 million for the first six months of 2005. The increase was primarily due to growth in our LCD unit sales and LCD TV unit sales with higher ASPs, partially offset by a decrease in CRT unit sales and lower ASPs for our LCD and CRT products. Our Europe region experienced increased sales in most countries particularly in Russia, Ukraine, Sweden, Greece, Spain and the Middle East for the second quarter of 2006 compared to the second quarter of 2005. Foreign currency translation also had a positive impact on our net sales due to the 8.3% stronger Euro exchange rate relative to the U.S. dollar during the first six months of 2006.

Asia Pacific - In our Asia Pacific region, net sales increased $26.6 million, or 28.0%, to $121.4 million for the second quarter of 2006 from $94.8 million for the second quarter of 2005. Net sales increased $50.1 million or 29.2% to $222.0 million for the first six months of 2006 from $171.9 million for the first six months of 2005. The increase was primarily due to increased sales of our LCD and LCD TV products as a result of our continued growth in the China market and expanded sales efforts in Taiwan, Australia, New Zealand and Southeast Asia, partially offset by the declining CRT market.

Cost of Sales

Cost of sales increased $91.6 million, or 35.6%, to $349.1 million for the second quarter of 2006 from $257.5 million for the second quarter of 2005. As a percentage of net sales, cost of sales increased to 92.0% for the second quarter of 2006 from 90.5% for the second quarter of 2005. For the first six months of 2006, cost of sales increased $142.3 million, or 28.3%, to $645.6 million from $503.3 million for the first six months of 2005. Cost of sales as a percentage of net sales increased to 91.4% for the first six months of 2006 from 90.1% for the first six months of 2005. The increase in cost of sales as a percentage of net sales was primarily due to the ASP of our products declining at a faster rate than our cost of sales. As in the second quarter of 2006, we had lower margins primarily in our European region due to oversupply in the Russian market resulting in inventory write-downs of $1.5 million for the second quarter of 2006 compared to $0.3 million for the second quarter of 2005 and $3.7 million for the first six months of 2006 compared to $1.4 million for the first six months of 2005. As a percentage of net sales, product costs increased to 88.2% for the second quarter of 2006 from 86.2% for the second quarter of 2005. For the first six months of 2006, product costs as a percentage of net sales increased to 87.3% from 85.1% for the first six months of 2005. Gross margin declined to 8.0% for the second quarter of 2006 from 9.5% for the second quarter of 2005. For the first six months of 2006, gross margin declined to 8.6% from 9.9% for the first six months of 2005. The margin decrease in the second quarter of 2006 was primarily due to higher product costs as a percentage of net sales and promotional allowances offered to our customers, partially offset by our sourcing of LCD components directly from manufacturers resulting in better pricing and $9.1 million of promotional pricing incentives received from our vendors in the second quarter of 2006 compared to $0.1 million in the second quarter of 2005 as well as reductions in freight expenses as a percentage of net sales. The decrease in the first six months of 2006 was primarily due to increased product costs as a percentage of net sales, partially offset by our sourcing of LCD components directly from manufacturers resulting in better pricing and $17.4 million of promotional pricing incentives received from our vendors in first six months of 2006 compared to $5.4 million in the fist six months of 2005 as well as increased efficiencies and reductions in freight and warranty expenses as a percentage of net sales.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses increased $2.2 million, or 7.9%, to $30.0 million for the second quarter of 2006 from $27.8 million for the second quarter of 2005. Selling, general and administrative expenses as a percentage of net sales for the second quarter of 2006 decreased to 7.9% compared to 9.8% for the second quarter of 2005. For the first six months of 2006, selling, general and administrative expenses increased $1.8 million, or 3.3%, to $56.9 million from $55.1 million for the first six months of 2005. Selling, general and administrative expenses as a percentage of net sales for the first six months of 2006 decreased to 8.1% compared to 9.9% for the first six months of 2005. The increase in expenses for the second quarter of 2006 was primarily due to an increase in account development funds expense of $1.3 million due to the increase in sales, higher incentive compensation of $2.0 million as a result of the increase in sales and profits and other costs of $0.8 million, partially offset by lower legal fees of $0.5 million related to patent infringement lawsuits and a decrease in stock-based compensation of $1.4 million. For the first six months of 2006, the increase in expenses was primarily due to an increase in account development funds expense of $2.8 million due to the increase in sales, higher incentive compensation of $2.4 million as a result of the increase in sales and profits and other costs of $0.2 million, partially offset by lower legal fees of $1.6 million related to patent infringement lawsuits, a decrease in stock-based compensation of $1.3 million and lower personnel-related costs of $0.7 million due to lower headcount. We continued to benefit from increasing leverage in our selling, general and administrative expenses as a percentage of net sales as a result of strategic initiatives undertaken to maximize operating efficiencies and enhance our competitiveness. Some of these initiatives resulted in lower personnel-related expenses due to lower headcount and lower product development costs as we moved into second generation products.

Income from Operations

Income from operations increased $0.9 million to $0.2 million for the second quarter of 2006 from a loss of $0.7 million for the second quarter of 2005. For the first six months of 2006, income from operations increased $3.4 million to $3.5 million from $0.1 million for the first six months of 2005.

Americas - In our Americas region, income from operations increased $5.1 million, or 262.4%, to $3.2 million for the second quarter of 2006 from a loss of $2.0 million for the second quarter of 2005. For the first six months of 2006, income from operations increased $17.2 million, or 199.7%, to $8.6 million from a loss of $8.6 million for the first six months of 2005. The increase was primarily due to a 39.5% and 33.5% increase in net sales for the second quarter and first six months of 2006, respectively, effective inventory management resulting in a decrease in inventory revaluation and write-downs, sourcing of LCD panels from manufacturers which resulted in additional benefits and increased leverage in expenses for general, administrative, and sales operations. The majority of the benefits related to the sourcing of the LCD panels from manufacturers remained in the Americas during the first half of 2006. We do not expect these panel sourcing benefits to remain in the Americas in the second half of 2006 as the sourcing of LCD panels will move to China during the second half of 2006.

Europe - In our Europe region, loss from operations increased $0.7 million, or 54.7%, to a $1.9 million loss for the second quarter of 2006 from a $1.3 million loss for the second quarter of 2005. For the first six months of 2006, income from operations decreased $10.4 million, or 330.2%, to a $7.3 million loss from $3.2 million of income for the first six months of 2005. Despite solid growth in sales, gross profit margins declined in the second quarter and first six months of 2006 due to higher inventory write-down expense, compared to the first six months of 2005, resulting from an oversupply of LCD monitors in Russia during the first quarter of 2006. Selling, general and administrative expenses increased slightly in the second quarter and first six months of 2006 due to the increase in headcount in 2006, a stronger Euro exchange rate relative to the U.S. dollar and higher advertising and marketing expenses in order to promote sales in a very competitive environment.

Asia Pacific - In our Asia Pacific region, loss from operations increased $3.6 million, or 141.6%, to a loss of $1.0 million for the second quarter of 2006 from $2.5 million of income for the second quarter of 2005. For the first six months of 2006, income from operations decreased $3.4 million, or 61.0%, to $2.2 million of income from $5.5 million of income for the first six months of 2005. The decreases in the second quarter and the first six months of 2006 were primarily the result of aggressive pricing strategies to promote LCD monitors which resulted in lower gross margins on products sold despite the increase in net sales in the China, Taiwan, Australia, New Zealand, and Southeast Asia markets. In addition, selling, general and administrative expenses were higher as a percent of net sales.

Other Income (Expense) - Net

Other income (expense), net increased to $0.4 million of other income for the second quarter of 2006 from $2.2 million in expense for the second quarter of 2005. For the first six months of 2006, other income (expense), net increased to $1.9 million of other income from $3.7 million in expense for the first six months of 2005. The increase was mainly due to favorable foreign currency translation and higher interest income during the second quarter and first six months of 2006 compared to the second quarter and first six months of 2005. The increase was partially offset by $0.9 million and $1.3 million of realized losses on the sale of certain investments and impairment write-downs of investments during the second quarter and first six months of 2006, respectively.

Provision for Income Taxes

The provision for income taxes decreased $13.3 million in the second quarter of 2006 to $0.1 million from $13.4 million in the second quarter of 2005. For the first six months of 2006, the provision for income taxes decreased $11.9 million to $1.3 million from $13.2 million for the first six months of 2005. The effective tax rate on pre-tax income (i.e., provision) decreased to 16% for the second quarter of 2006 from an effective tax rate of 462% on loss from continuing operations for the second quarter of 2005. For the first six months of 2006, the effective tax rate on net income decreased to 24% from an effective tax rate of 365% on losses from continuing operations for the first six months of 2005. The decrease was primarily due to the recording of a non-cash charge of $13.7 million to establish a valuation allowance against net deferred income tax assets during the second quarter of 2005. For the first six months of 2006, we did not provide for federal income taxes on pre-tax income of $9.2 million for our Americas region due to the full valuation allowance against its net deferred tax assets. However, this benefit was offset by our European region, where we did not provide tax benefits on operating losses of $5.8 million for the first six months of 2006 due to the full valuation allowance in Europe.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Net cash used in operating activities	$(9,077)	$(13,045)
Net cash used in investing activities	(7,370)	(7,212)
Net cash used in financing activities	(10,726)	(3,516)
Net cash used in discontinued operations	—	(1,001)
Effect of exchange rate changes on cash and cash equivalents	108	6
Net decrease in cash and cash equivalents	$(27,065)	$(24,768)

As of June 30, 2006, we had cash and cash equivalents of $66.9 million. Our cash balances are held in numerous locations throughout the world. Most of the amounts held outside the United States can be repatriated to the United States, but under current law would be subject to U.S. federal income taxes, less applicable foreign tax credits. In certain countries, foreign exchange limitations limit the amount of cash that can be repatriated. We have accounted for the U.S. federal tax liability on these amounts for financial statement purposes except for foreign earnings that are considered indefinitely reinvested outside the United States. Repatriation could result in additional U.S. federal income tax payments in future years. Where local restrictions prevent an efficient inter-company transfer of funds, our intent is that cash balances would remain in the foreign country and we would meet U.S. liquidity needs through ongoing cash flows from operations, external borrowings, or both. We utilize various tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We have available various credit lines in the Americas, Europe and Asia Pacific to meet expected and unexpected cash flow needs.

Operating Activities

Cash flow used in operating activities was $9.1 million during the first six months of 2006 compared to cash flow used in operating activities of $13.0 million during the first six months of 2005. The reduced cash outlay during the first six months of 2006 compared to the first six months of 2005 was primarily due to the increase in income from continuing operations and less cash outlay for accrued promotional and other expenses. This reduced cash outlay was partially offset by more cash outlay for prepaid assets, other current assets and increased working capital requirements primarily related to our strategic purchases of inventory with favorable pricing terms during the first six months of 2006 compared to the first six months of 2005.

Trade receivables increased $19.8 million during the first six months of 2006 due to increased sales. Day sales outstanding decreased from 45 days at December 31, 2005 to 40 days at June 30, 2006. Payment terms vary by geographic location and in some cases, a cash discount option is offered in addition to the standard payment terms. We have not materially changed our payment terms or delinquency policies between 2005 and 2006.

Inventories increased $15.9 million during the first six months of 2006. The increase in inventories primarily resulted from our ability to secure favorable pricing terms on our inventories due to the oversupply of display panels in the industry. As a result, we expect to be well positioned in the marketplace as we continue to cycle through our existing, older and higher cost inventory. This increase was slightly offset by the selling of European inventories, which were overstocked due to oversupply in Russia. Our inventory turns have remained relatively stable at four turns during the first six months of 2006 and 2005.

Accounts payable increased $9.3 million during the first six months of 2006 primarily due to the timing of payments to our suppliers.

Investing Activities

Cash used in investing activities was $7.4 million and $7.2 million during the first six months of 2006 and 2005, respectively. The $7.4 million of cash used for the first six months of 2006 was primarily due to the purchase of short-term investments, partially offset by proceeds from the sale of short-term investments. The $7.2 million of cash used during the first six months of 2005 was primarily due to purchases of short-term investments, partially offset by proceeds from the sale of short-term investments.

Financing Activities

Cash used in financing activities was $10.7 million during the first six months of 2006 and $3.5 million during the first six months of 2005. During the first six months of 2006, we redeemed all outstanding shares of series B convertible mandatorily redeemable preferred stock for $15.0 million and had net borrowings of $4.2 million. During the first six months of 2005, we repaid bank loans of $3.5 million.

Credit Facilities

In the United States, we have a $60.0 million credit line that expires in March 2008. Advances bear interest at the prime rate plus 0.50% (8.75% at June 30, 2006) with interest payable monthly. As of June 30, 2006 and December 31, 2005, there was no outstanding balance on the line-of-credit. All advances under the agreement are collateralized by substantially all of the assets of ViewSonic Americas. Under the agreement we are subject to various restrictive covenants, which, among other things, limit dividends (not to exceed $250,000 per year without the consent of the financial institution), capital expenditures and executive compensation and require us to maintain a minimum earnings before interest, taxes, depreciation and amortization amount. We are not required to comply with the restrictive covenants when borrowing capacity exceeds $15.0 million.

In Europe, we have a $20.0 million line-of-credit facility with a financial institution. This line-of-credit is secured by trade receivables and inventory of ViewSonic Europe Limited. Advances bear interest at Libor plus 2.00%. Borrowings against this facility were $9.3 million and $0 as of June 30, 2006, and December 31, 2005, respectively.

Certain of our other international subsidiaries also have line-of-credit facilities with various financial institutions that are secured by certain of their assets. These credit facilities allow cash advances, letters of credit and bank guarantees. As of June 30, 2006 and December 31, 2005, there were outstanding cash advances of $0 and $4.9 million, respectively. As of June 30, 2006, the aggregate borrowing limit was $23.8 million.

Off-Balance Sheet Arrangements

As of June 30, 2006 and 2005, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash balances, credit facilities and anticipated cash flows from operations will be sufficient to meet our operating, acquisition and capital requirements for at least the next 12 months. However, there is no assurance that we will not need to raise additional equity or debt financing within this period. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases or research and development expenditures, which could harm our business. Factors that could affect our cash used or generated from operations and, as a result, our need to seek additional borrowings or capital include:

•	Decreased demand and market acceptance for our products;
•	Inability to successfully develop our next generation products;
•	An adverse change in payment terms with our customers or our suppliers;
•	Competitive pressures and oversupply in the marketplace resulting in lower than expected ASPs; and
•	New product announcements or product introductions by our competitors.

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

During the second quarter of 2005, we adopted the fair value based employee stock-based compensation expense recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), using the modified prospective method. We previously had applied the intrinsic value based expense recognition provisions set forth in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Had we adopted SFAS 123 in the first quarter of 2005, our net loss would have increased by $19,000.

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires all share-based payments to employees, including grants of employee stock options, to be expensed and recognized over the requisite service period based on the grant date fair value of those awards. Among other differences, SFAS 123(R) includes an estimate of volatility. SFAS 123 does not require the use of volatility for privately held companies in estimating the fair value of stock options and, accordingly, we used the minimum value method afforded by SFAS 123. We adopted SFAS 123(R) using the prospective method and, accordingly, have not restated the consolidated financial statements for prior periods to reflect the impact of SFAS 123(R). Stock-based compensation expense recognized during the second quarter and first six months of 2006 applies to unvested stock options granted prior to December 31, 2005 based on the grant date minimum value estimated in accordance with the original provisions of SFAS 123. In addition, stock-based compensation expense recognized during the second quarter and first six months of 2006 has been reduced by estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The adoption of the prospective method under SFAS 123(R) did not have a material impact on our consolidated financial position, results of operations, cash flows or earnings per share. For the second quarter and first six months of 2006, stock-based compensation expense was $64,000 and $111,000, respectively. As of June 30, 2006, unrecognized compensation cost related to employee stock options was $216,000, which is expected to be recognized over a weighted-average period of 2.6 years.

On May 9, 2005, we re-priced all outstanding stock options held by our employees, executive officers and members of the Board of Directors of record on March 2, 2005. As a result, the exercise price of our outstanding stock options subject to the re-pricing was lowered to $0.38 per share, the estimated fair value on that date, resulting in stock option expense of $1.1 million. The re-pricing was implemented in order to realign the cash and equity components of our compensation programs for employees, executive officers and directors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial market risk arises from fluctuations in foreign currencies. A majority of our net sales, expense and capital purchasing activities are transacted in U.S. Dollars. However, we do enter into these transactions in other currencies, primarily the Euro, U.K. Pound, the Chinese Yuan and the New Taiwan Dollar, among others.  Our net sales and purchasing transactions denominated in currencies other than the U.S. Dollar are subject to exchange rate fluctuations and could potentially negatively impact our financial results.

We have significant European net sales denominated in the Euro. During the first six months of 2006, the Euro-to-U.S. Dollar foreign currency exchange rate strengthened against the U.S. Dollar increasing 8.3% compared to the year-end rate of 2005. During the first six months of 2005, the Euro-to-U.S. Dollar decreased by 11.0% as compared to the 2004 year-end rate. For the second quarter of 2006, the strengthening of the Euro positively impacted our net sales and income from operations by $1.9 million and $1.3 million, respectively, compared to the second quarter of 2005 assuming all other factors remained constant. For the first six months of 2006, the strengthening of the Euro increased our net sales and income from operations by $2.4 million and $1.7 million, respectively, compared to the first six months of 2005 assuming all other factors remained constant. We cannot determine the ultimate impact of future changes to these and other currency exchange rates on our 2006 net sales, income from operations, net income, equity, and comprehensive income.

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

Based on their evaluation as of June 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Four of our stockholders filed a purported derivative action against James Chu, our Chairman and Chief Executive Officer, and ViewSonic on April 17, 2006 in the United States District Court for the Central District of California. The complaint alleges, among other things, that Mr. Chu has breached various fiduciary duties by personally investing in certain of our suppliers, thereafter directing our contracts to these suppliers and failing to disclose such actions. Plaintiffs are seeking actual and punitive damages, attorneys fees, costs, disgorgement of alleged profits made by Mr. Chu, a declaratory judgment against Mr. Chu for alleged breaches of various fiduciary duties and an injunction prohibiting the award of contracts to suppliers in which Mr. Chu or his relatives have a financial interest. We believe that the claims against Mr. Chu and ViewSonic are not an appropriate derivative action and are in the process of defending against them on such grounds. The impact related to the outcome of this matter is undeterminable at this time.

On July 27, 2006, the jury in the trial of LG Philips LCD Co. Ltd., (“LPL”) v. Tatung Company, Tatung Company of America, Inc., Chungwa Picture Tubes Ltd., and ViewSonic Corporation, pending in United States District Court, District of Delaware, (Case No. 05-292-JJF) delivered a verdict finding that each of the defendants, including ViewSonic, had willfully infringed (through the doctrine of equivalents) a patent of LPL’s relating to electrostatic discharge. The jury awarded monetary damages of $52.5 million against CPT only. Although there is no monetary award against ViewSonic, the finding of willful infringement, if upheld, may subject us to certain other relief including an award of some portion of LPL’s attorneys fees as well as injunctive relief which may require us to, among other things, change our sourcing of certain LCD displays or key components. All of the defendants, including ViewSonic, plan to file post-judgment motions challenging various aspects of the jury’s verdict. While the outcome of these proceedings cannot be predicted with certainty, management does not believe that the outcome will have a material adverse effect on our condensed consolidated financial statements.

In addition, in the ordinary course of business, we are involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial, employment and other matters. In accordance with SFAS No. 5, Accounting for Contingencies, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any pending legal matters will have a material adverse effect on our condensed consolidated financial statements.

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

Changes in the way we do business and volatility in our industry could require us to raise additional capital.

Although we believe that our existing cash balances, credit facilities and anticipated cash flows from operations will be sufficient to meet our operating, acquisition and capital requirements for at least the next 12 months, we may be required to raise additional capital through either equity or debt financing. Factors that could adversely affect our cash used or generated from operations and, as a result, our need to seek additional borrowings or capital include:

•	Differences between payment terms for the purchase of key component and the sale of finished products;
•	Early-pay or pre-pay arrangements to secure lower pricing and capacity of key components or finished products;
•	Decreased demand and market acceptance for our products;
•	Inability to successfully develop our next-generation products;
•	Competitive pressures resulting in lower than expected average selling prices;
•	An adverse change in payment terms with our customers or our suppliers; or
•	New product announcements or product introductions by our competitors.

We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases or research and development expenditures, which could harm our business. If we should require capital in excess of our current availability and if we were unable to raise additional capital, our business could be harmed.

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

As a percentage of net sales, selling, general and administrative expenses represent 7.9% and 9.8% for the three months ended June 30, 2006 and 2005, respectively, and 8.1% and 9.9% for the six months ended June 30, 2006 and 2005, respectively. We expect sales, general and administrative expenses to remain relatively fixed or decrease as a percentage of net sales as we continue to improve efficiencies in all aspects of our business. Additionally, because we typically recognize a substantial portion of our revenues in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any revenue shortfalls. If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, it would negatively impact our financial results.

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

We generated a majority of our total net sales to customers outside of the United States and other Americas in the first six months of 2006. Sales to these customers outside of the United States and other Americas subject us to a number of risks associated with conducting business outside of the United States and other Americas, including the following:

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

We have an investment portfolio that includes a variety of investments. In most cases, we do not attempt to reduce or eliminate our market exposure on these investments. We could incur losses related to the impairment of these investments, which could result in charges to net earnings. Some of our investments are in public and privately held companies that are still in the start-up or development stage, which have inherent risks because the technologies or products they have under development are typically in the early stages and may never become successful. Furthermore, the values of our investments in publicly traded companies are subject to significant market price volatility. We often couple our investments in technology companies with a strategic commercial relationship. Our commercial agreements with these companies may not be sufficient to allow us to obtain and integrate such products and services into our offerings or otherwise benefit from the relationship, and third parties, including competitors, may subsequently acquire these companies. Economic weakness could further impact our investment portfolio. Our investments in privately held companies were valued at $0.1 million and $0.1 million as of June 30, 2006 and December 31, 2005, respectively. For the six months ended June 30, 2006 and 2005, we recorded impairments on our investments of $1.0 million and $0.0 million, respectively.

We may fail to comply with the Restriction of Certain Hazardous Substances Directive, or RoHS, and Waste Electrical and Electronic Equipment Directive, or WEEE, which could harm our business.

We are subject to local laws and regulations in various regions in which we operate, including the European Union, or the EU. There are two particular EU directives, RoHS and WEEE that may have a material impact on our business. RoHS restricts the distribution of certain substances, including lead, within the EU and is effective July 1, 2006. RoHS requires us to eliminate and/or reduce the level of specified hazardous materials from our products and requires us to maintain and publish a detailed list of all chemical substances in our products. WEEE requires us to take back and recycle all products we manufacture or import into the EU at our own expense and became effective in January 2006. If we fail to comply with the EU directives our business may be harmed. For example,

•
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

Since inception, we have used stock options as a fundamental component of our compensation packages. We believe that these incentives directly motivate our employees and, through the use of vesting, encourage our employees to remain with us. During the second quarter of 2005, we elected to adopt the fair value based employee stock-based compensation expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, in connection with an option re-pricing program, using the modified prospective method. We previously applied the intrinsic value based expense recognition provisions set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In December 2004, the Financial Accounting Standards Board, issued SFAS No. 123(R), Share-Based Payment, or SFAS 123(R), which requires the measurement and recognition of compensation expense for all stock-based compensation payments. In April 2005, the SEC delayed the effective date of SFAS 123(R), which is now effective for annual periods that begin after June 15, 2005. We adopted SFAS 123(R) effective as of January 1, 2006 using the prospective method.  SFAS 123(R) requires that we record compensation expense for stock options using the fair value of those awards.  Expensing these incentives in future periods may materially and adversely affect our reported operating results as the stock-based compensation expense is charged directly against our reported earnings.

To the extent that SFAS 123(R) results in additional expenses when granting stock options we may elect to incur increased cash compensation costs instead. In addition, actions that we may take to reduce stock-based compensation expense that might be more severe than any actions our competitors may implement, could make it difficult to attract, retain and motivate employees, which could adversely affect our competitive position, as well as our business and operating results.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2006.

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