Form 10-Q
period 2006-09-30
VIEWSONIC CORP
filed 2006-11-13
CIK 1068806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of the registrant's common stock outstanding was 354,594,666 shares, the number of shares of Series B preferred stock outstanding was 0 shares, and the number of shares of Series C preferred stock outstanding was 3,300,000 shares, each as of October 31, 2006.

VIEWSONIC CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIEWSONIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(In thousands, except for share data and par value)
(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$63,998	$93,998
Trade receivables, net	241,491	145,982
Other receivables	8,212	7,013
Inventories	153,999	155,389
Deferred income taxes	3,977	3,194
Prepaids and other current assets	3,905	2,931
Income taxes receivable	83	761
Total current	475,665	409,268

Property, plant and equipment, net	14,689	12,929
Long-term investments	609	2,676
Goodwill	1,347	1,347
Other assets, net	1,353	6,505
Total assets	$493,663	$432,725
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank borrowings	$—	$4,852
Accounts payable	320,127	266,867
Accrued promotional expenses	22,847	22,663
Accrued warranty expense	24,877	21,350
Other accrued expenses	28,743	20,809
Total current liabilities	396,594	336,541

Subordinated notes payable — related party	43,000	43,000
Convertible mandatorily redeemable preferred stock	—	14,952
Stockholders’ equity:
Common stock, $.01 par value 600,000,000 shares authorized; 354,594,666 and 353,974,268 shares issued as of September 30, 2006 and December 31, 2005, respectively	3,546	3,540
Preferred stock, $.001 par value 50,000,000 shares authorized; 3,300,000 and 0 shares issued as of September 30, 2006 and December 31, 2005, respectively	3	—
Additional paid-in capital	94,137	93,716
Accumulated deficit	(40,961)	(55,611)
Accumulated other comprehensive loss	(2,656)	(3,413)
Total stockholders' equity	54,069	38,232
Total liabilities and stockholders’ equity	$493,663	$432,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWSONIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SEPTEMBER 30, 2006 AND 2005
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$426,445	$316,678	$1,132,507	$875,208
Cost of sales	383,992	288,482	1,029,640	791,827
Gross profit	42,453	28,196	102,867	83,381
Selling, general and administrative expenses	29,979	25,154	86,903	80,278
Income from operations	12,474	3,042	15,964	3,103
Other income (expense):
Interest income (expense), net	(366)	125	(53)	54
Other, net	(651)	(130)	970	(3,736)
Total other income (expense), net	(1,017)	(5)	917	(3,682)
Income (loss) from continuing operations before income taxes	11,457	3,037	16,881	(579)
Provision for income taxes	860	1,021	2,183	14,217
Income (loss) from continuing operations	10,597	2,016	14,698	(14,796)
Net (loss) gain on disposal of discontinued operations, net of tax	—	(115)	—	599
Net income (loss)	10,597	1,901	14,698	(14,197)
Preferred stock accretion	—	(389)	(48)	(1,124)
Net income (loss) available to common stockholders	$10,597	$1,512	$14,650	$(15,321)

Basic earnings (loss) per share:
Continuing operations	$0.03	$—	$0.04	$(0.04)
Discontinued operations	$—	$—	$—	$—
Total basic earnings (loss) per share	$0.03	$—	$0.04	$(0.04)
Diluted earnings (loss) per share
Continuing operations	$0.03	$—	$0.04	$(0.04)
Discontinued operations	$—	$—	$—	$—
Total diluted earnings (loss) per share	$0.03	$—	$0.04	$(0.04)
Basic weighted average shares outstanding	354,326	353,970	354,173	353,967
Diluted weighted average shares outstanding	357,604	357,183	359,706	353,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWSONIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SEPTEMBER 30, 2006 AND 2005
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$14,698	$(14,796)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,157	2,240
Loss on disposal of property, plant and equipment	4	1
Provision for doubtful accounts	384	475
Net loss on sale and impairment of long-term investments	1,934	21
Deferred income taxes	134	12,696
Stock-based compensation expense	161	1,523
Changes in operating assets and liabilities:
Trade receivables	(95,598)	9,085
Other receivables	(1,166)	(1,546)
Inventories	1,670	20,387
Prepaids and other current assets	(375)	(140)
Accounts payable	52,886	(14,822)
Accrued promotional and other expenses	8,225	(8,037)
Accrued warranty expense	3,523	4,029
Income taxes payable/receivable	675	1,985
Net cash (used in) provided by operating activities	(10,688)	13,101
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	21	—
Purchase of property, plant and equipment	(931)	(559)
Proceeds from sale of long-term investments	1,277	376
Proceeds from sale of short-term investments	15,152	28,721
Purchase of short-term investments	(15,213)	(26,465)
Net cash provided by investing activities	306	2,073

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on bank borrowings	(4,920)	(3,507)
Proceeds from issuance of common stock	236	10
Proceeds from issuance of preferred stock	33	—
Redemption of preferred stock	(15,000)	—
Net cash used in financing activities	(19,651)	(3,497)
CASH FLOW FROM DISCONTINUED OPERATIONS
Cash flow from operating activities	—	(1,116)
Cash flow from investing activities	—	—
Cash flow from financing activities	—	—
Net cash used in discontinued operations	—	(1,116)
Effect of exchange rate changes on cash and cash equivalents	33	(400)
Net (decrease) increase in cash and cash equivalents	(30,000)	10,161
Cash and cash equivalents at beginning of period	93,998	100,497
Cash and cash equivalents at end of period	$63,998	$110,658

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements for ViewSonic Corporation and its subsidiaries (collectively, the “Company”) contain all adjustments, which are normal and recurring, necessary to present fairly the Company’s financial position as of September 30, 2006 and the Company’s results of operations and cash flows for the three and nine months ended September 30, 2006 and 2005. The condensed consolidated balance sheet as of December 31, 2005 is derived from the December 31, 2005 audited consolidated financial statements.

The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2006.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and other factors believed to be reasonable under the circumstances which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company provides a variety of warranty programs worldwide, which are based on specific products and geographic locations. Accruals are provided for such estimated future costs at the time the product is sold, and such amounts are based upon historical experience.

The Company offers promotions such as rebates, price protection and other incentives to customers in the normal course of business. Accruals for these promotions are provided for based on estimates and historical experience. The costs of these promotions are offset against sales.

The Company's primary business practice is to have finished goods delivered from its contract manufacturers directly to the Company's regional warehouses, where they are stored for eventual shipment to its customers. However, the Company occasionally requests that its contract manufacturer ship finished goods directly to its customers. For vendor drop shipment sales, the Company retains title to the shipment from the time it leaves the contract manufacturer's port of choice until it reaches destination.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-model value. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 will be effective for the Company beginning January 1, 2008. The Company is in the process of determining the effect, if any, this statement will have on its financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides guidance for quantifying financial statement misstatements. SAB 108 is effective for the Company beginning in 2006. The Company is in the process of determining the effect, if any, this statement will have on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, this statement will have on its financial statements.

Reclassifications

Interest expense and interest income have been shown net for the three and nine months ended September 30, 2005 to conform to the three and nine months ended September 30, 2006 presentation on the Condensed Consolidated Statements of Operations. Provision for doubtful accounts, proceeds from the sale of short-term investments and purchase of short-term investments have been shown separately for the nine months ended September 30, 2005 to conform to the nine months ended September 30, 2006 presentation on the Condensed Consolidated Statements of Cash Flows.

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

The Company adopted SFAS 123(R) using the prospective method. Under the prospective method, prior periods are not revised for comparative purposes. Non-public companies that previously applied SFAS 123 using the minimum value method would continue to account for unvested stock options outstanding at the date of adoption in the same manner as they had been accounted for prior to adoption. All awards granted, modified or settled after the date of adoption are accounted for using the measurement, recognition and attribution provisions of SFAS 123(R).

Stock Option Activity

The Company has two employee stock plans: the 1999 Stock Plan (the “1999 Plan”) and the 2004 Equity Incentive Plan (the “2004 EIP”). Upon approval of the 2004 EIP, the 1999 Plan was terminated (except for all options previously granted and outstanding under such plan). The 2004 EIP provides for the granting of stock options to eligible employees and non-employee directors. Options granted under this plan are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, vest over three or four years and expire ten years after their original date of grant. As the Company’s common stock is not publicly traded, the fair market value of the Company’s common stock is approved by the Company’s Board of Directors based on various information, assumptions and factors. As of September 30, 2006, there were 18.3 million shares available for future grants under the 2004 EIP.

The table below summarizes the stock option activity under the Company’s 1999 Plan and 2004 EIP:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2005	27,626	$0.38
Granted	220	$0.45
Exercised	(621)	$0.38
Canceled	(3,172)	$0.38
Outstanding at September 30, 2006	24,053	$0.38	5.53
Exercisable at September 30, 2006	20,287	$0.38	4.97

The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $32,000 and $43,000. Total cash received from the exercise of employee stock options was $175,000 and $236,000 for the three and nine months ended September 30, 2006.

The following table summarizes information for options outstanding as of September 30, 2006:

Range of Exercise Prices	Number of Options Outstanding (in thousands)	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Options Exercisable (in thousands)
$0.38	23,346	5.42	$0.38	20,264
$0.45	707	9.21	$0.45	23

Valuation and Expense Recognition of Stock-Based Awards under SFAS 123(R)

For the three and nine months ended September 30, 2006, stock-based compensation expense for employee stock options recognized was $50,000 and $161,000, respectively. No income tax benefit related to stock-based compensation expense was recognized for the three and nine months ended September 30, 2006.

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

All option awards were valued as a single award and amortized on a straight-line basis over the requisite service period. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the nine months ended September 30, 2006:

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

The risk-free interest rate assumption is based on observed interest rates for the expected option life of the Company’s stock options. The expected dividend yield assumption is based on the Company’s expectation of future dividend payouts. The Company has never declared or paid any cash dividends on its common stock and currently does not anticipate paying such cash dividends. The Company used the simplified method for its expected option life assumption as allowed by SEC Staff Accounting Bulletin No. 107, Share-Based Payment.

SFAS 123(R) requires stock-based compensation expense to be recognized only for those stock options that are ultimately expected to vest. An estimate of forfeiture rate must be made and applied at the time of grant and revised in subsequent periods on a cumulative basis in the period of revision. The Company considered various factors including its actual historical experience of pre-vesting option forfeitures bifurcated by employee groups as the basis to arrive at an estimated average annual forfeiture rate of 4.7% for the nine months ended September 30, 2006.

As of September 30, 2006, the remaining amount of unrecognized compensation cost related to employee stock options was $168,000, which is expected to be recognized over a weighted average period of 2.6 years.

Accounting for Stock Options for Periods Prior to Fiscal 2006

In the second quarter of 2005, the Company adopted the fair value based method of accounting for stock-based compensation in accordance with the expense recognition provisions of SFAS 123 using the modified prospective method. Stock-based compensation expense for the three and nine months ended September 30, 2005 was $94,000 and $366,000, respectively, and was estimated using the minimum value method as permitted under SFAS 123 to determine the fair value of stock options. There was no share-based compensation expense recognized during the three months ended March 31, 2005 as the Company accounted for its employee stock option plans under the recognition and measurement principles of APB 25 and the disclosure only provisions of SFAS 123. Because the Company has historically granted at-the-money stock options with no intrinsic value on the date of grant, no compensation expense was recognized for stock options prior to the second quarter of 2005.

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

Note 3 - Long-Term Investments

The Company’s long-term investments include both publicly traded and privately held companies. None of the Company’s investments represent ownership of more than 20% of the respective companies. For the Company’s publicly traded investments, the Company follows the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and accounts for such investments as available-for-sale. Unrealized holding gains or losses are recorded in other comprehensive income/loss, net of tax. The Company accounts for its privately held investments under the cost method. When events dictate, the Company performs an impairment analysis to determine whether the loss, if any, is other than temporary. Impairment on investments totaled $0.5 million and $1.5 million for the three and nine months ended September 30, 2006, respectively. During the three and nine months ended September 30, 2006, the Company reduced its positions in certain long-term investments and recognized realized losses of $0.1 million and $0.4 million, respectively.

Note 4 - Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities classified as available for sale. The following table sets forth the calculation of comprehensive income for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$10,597	$1,901	$14,698	$(14,197)
Foreign currency translation	(119)	(254)	82	(104)
Unrealized holding (losses) gains on marketable securities, less realized gains	247	(634)	675	150
Net change in other comprehensive (loss) income	128	(888)	757	46
Total comprehensive income (loss)	$10,725	$1,013	$15,455	$(14,151)

Note 5 - Income Taxes

The Company recorded a non-cash charge of $13.7 million to establish a valuation of allowance against its net deferred U.S. based income tax assets during the second quarter of 2005. In addition, the Company has valuation allowances against its deferred income taxes in all foreign jurisdictions other than its foreign subsidiary in Taiwan. The valuation allowances have been calculated pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes the Company’s past and projected future performance, the market environment in which the Company operates, the utilization of past tax credits and the length of the carry-back and carry-forward periods of net operating losses. The Company intends to maintain a valuation allowance until sufficient positive evidence as contemplated by SFAS 109 exists in future periods.

Note 6 - Commitments and Contingencies

Litigation - The Company is involved in various legal matters in the normal course of its business. While the outcome of these proceedings and claims cannot be predicted with certainty, management believes that the ultimate outcome of such matters will not have a material adverse effect on the condensed consolidated financial statements.

Four of the Company’s stockholders filed a purported derivative action against James Chu, the Company’s Chairman and Chief Executive Officer, and the Company on April 17, 2006 in the United States District Court for the Central District of California. The complaint alleged, among other things, that Mr. Chu breached various fiduciary duties by personally investing in certain of the Company’s suppliers, thereafter directing the Company’s contracts to these suppliers and failing to disclose such actions. Plaintiffs sought actual and punitive damages, attorneys’ fees, costs, disgorgement of alleged profits made by Mr. Chu, a declaratory judgment against Mr. Chu for alleged breaches of various fiduciary duties and an injunction prohibiting the award of contracts to suppliers in which Mr. Chu or his relatives have a financial interest. On October 11, 2006, plaintiffs voluntarily dismissed the complaint without prejudice.

On July 27, 2006, the jury in the trial of LG Philips LCD Co. Ltd., (“LPL”) v. Tatung Company, Tatung Company of America, Inc., Chungwa Picture Tubes Ltd. (“CPT”), and ViewSonic Corporation, pending in United States District Court, District of Delaware, (Case No. 05-292-JJF) delivered a verdict finding that each of the defendants, including the Company, had willfully infringed (through the doctrine of equivalents) a patent of LPL’s relating to electrostatic discharge. The jury awarded monetary damages of $52.5 million against CPT only. Although there is no monetary award against the Company, the finding of willful infringement, if upheld, may subject the Company to certain other relief including an award of some portion of LPL’s attorneys fees and/or exemplary damages as well as injunctive relief which may require the Company to, among other things, change its sourcing of certain LCD displays or key components. The Court has not entered judgment in the case. Instead, the Court has entered a briefing schedule for defendants’ motions challenging various aspects of the jury’s verdict. While the outcome of these post-trial proceedings cannot be predicted with certainty, the Company does not believe that the outcome will have a material adverse effect on its condensed consolidated financial statements.

Imposition of Additional Duties and Taxes— The European Union (the “EU”) issued notices stating that effective January 18, 2006, LCD monitors with a digital video interface (“DVI”) connector, would incur a 14% import duty tax.  To date, this change in classification has been applied prospectively. The Company believes it is reasonably possible, but not probable that the tariff could be applied retroactively.

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

Note 7 - Business Segments

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has three reportable segments: Americas, Europe and Asia Pacific. The Company sells similar products in its segments, including CRT displays, LCD displays, projectors, HDTV technology and the latest in mobile products including wireless products. The type and class of customers, primarily distributors and retailers, are also similar across the product lines. The Company’s management evaluates the performance of and allocates resources to its segments based on net sales and operating income. Assets are not segregated by segment for management reporting purposes.

The following table summarizes segment financial information for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Sales:
Americas	$192,638	$138,769	$533,023	$393,784
Europe	97,241	77,418	240,920	209,051
Asia Pacific	136,566	100,491	358,564	272,373
Total	$426,445	$316,678	$1,132,507	$875,208
Income (loss) from operations:
Americas	$5,468	$254	$14,069	$(8,376)
Europe	3,390	1,218	(3,877)	4,377
Asia Pacific	3,616	1,570	5,772	7,102
Total	$12,474	$3,042	$15,964	$3,103

Note 8 - Warranty Liability

The Company provides product warranty programs on a worldwide basis that vary in term from 12 to 36 months. The length of the warranty period and the specific warranty coverage are based on the type of product. The Company accrues for estimated warranty costs at the time the product is sold. Estimates are primarily based on historical experience and other available information. The historical data used in estimating the warranty accrual includes the following key factors: net cost of repair (repair costs less reimbursements from suppliers), defect rates and total number of products under warranty.

The following table summarizes activity in the Company’s warranty liability for the nine months ended September 30, 2006 and 2005 (in thousands):

Nine Months Ended September 30,	Beginning Accrued Warranty Liability	Additions Charged to Expenses	Payments for Units Returned	Adjustments(1)	Ending Accrued Warranty Liability
2006	$21,350	$15,585	$(9,765)	$(2,293)	$24,877
2005	$17,365	$12,246	$(8,833)	$595	$21,373

(1)	For the nine months ended September 30, 2006, the adjustment is primarily due to lower defect rates, partially offset by higher cost of repair.

Note 9 - Earnings Per Share

The Company presents both basic and diluted earnings (loss) per common share (“EPS”) amounts. Basic EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted EPS amounts are based upon the weighted-average number of common and potential common shares, including warrants outstanding during the period.

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

The basic and diluted EPS was calculated in accordance with EITF 03-06, Participating Securities and the Two Class Method under SFAS No. 128 (“EITF 03-06”). The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic EPS:
Numerator:
Income (loss) from continuing operations (1)	$10,507	$1,627	$14,608	$(15,920)
Income (loss) from discontinued operations	$—	$(115)	$—	$599
Denominator - Weighted-average shares outstanding	354,326	353,970	354,173	353,967
Basic EPS:
Continuing operations	$0.03	$0.00	$0.04	$(0.04)
Discontinued operations	$—	$0.00	$—	$0.00
Total Basic EPS	$0.03	$0.00	$0.04	$(0.04)
Diluted EPS:
Numerator:
Income (loss) from continuing operations (1)	$10,507	$1,627	$14,608	$(15,920)
Income (loss) from discontinued operations	$—	$(115)	$—	$599
Denominator:
Weighted-average shares outstanding	354,326	353,970	354,173	353,967
Stock options(2)	3,278	—	3,382	—
Interest warrants(3)	—	3,213	2,151	—
Total shares	357,604	357,183	359,706	353,967
Diluted EPS:
Continuing operations	$0.03	$0.00	$0.04	$(0.04)
Discontinued operations	$—	$0.00	$—	$0.00
Total Diluted EPS	$0.03	$0.00	$0.04	$(0.04)

(1)
In accordance with EITF 03-06, income (loss) from continuing operations includes the accretion for the mandatorily redeemable preferred stock. Income from continuing operations of $90,000 and $42,000 was allocated to preferred stock for the three and nine months ended September 30, 2006, respectively, and is excluded in the computation above. The EPS calculation reflects the allocation of income from continuing operations between common stock and preferred stock.

(2)
For the three and nine months ended September 30, 2006, 0.7 million shares and 0.6 million shares, respectively, were excluded from the diluted earnings per common share calculation because they were anti-dilutive. For the three and nine months ended September 30, 2005, all stock options were excluded from the diluted earnings per common share calculation because they were anti-dilutive.

(3)
For the three and nine months ended September 30, 2006, common stock issuable upon the exercise of outstanding warrants of 0.8 million and 5.2 million, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive. For the three and nine months ended September 30, 2005, common stock issuable upon the exercise of outstanding warrants of 7.5 million and 10.8 million, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.

Note 10 - Convertible Mandatorily Redeemable Preferred Stock and Warrants for Convertible Series C Preferred Stock

On January 10, 2002, the Company entered into a Series B Preferred Stock Exchange and Warrant Purchase Agreement (the "Exchange Agreement") with Intel Capital Corporation, a Cayman Islands company (“Intel”). Under the Exchange Agreement, Intel paid an additional $5.0 million, bringing the total cash paid to $15.0 million. The exchange was made for the 3.7 million shares of Series A Preferred Stock originally issued to Intel and related warrants. As consideration for the exchange, the Company issued 7.5 million shares of Series B mandatorily redeemable convertible preferred stock, par value of $.001 per share (the "Series B Stock") to Intel. Each share of Series B Stock was convertible into one share of common stock or redeemable for cash for $2.00 per share on January 10, 2006. In connection with such issuance, the Company granted to Intel 3.3 million Interest Warrants and 7.5 million Valuation Warrants to purchase Series C Preferred Stock (par value of $.001 per share). The Interest Warrants vested on January 10, 2006, have an exercise price of $.01 per share and 3.3 million were exercised on July 7, 2006. The Valuation Warrants were immediately vested, have an exercise price of $2.00 per share and 7.5 million expired on July 10, 2006. On January 10, 2006, the Company redeemed its outstanding Series B Stock for $15.0 million, representing the full redemption price for such Series B Stock. As of September 30, 2006, a total of 18.0 million shares of Series C Preferred Stock were authorized and 3.3 million shares were outstanding.

The Series C Preferred Stock is convertible into the Company’s common stock at any time on a one-to-one ratio based upon a conversion price initially set at $2.00 per share. The conversion ratio may be adjusted upon the issuance of additional shares of common stock at an issue price that is less than the initial $2.00 conversion price of the Series C Preferred Stock, subject to certain exceptions. The Series C Preferred Stock shall automatically convert into the Company’s common stock upon the occurrence of certain events including an initial public offering under certain restrictions, or a majority vote by the holders of Series C Preferred Stock. Each holder of the Series C Preferred Stock is entitled to voting rights under applicable law. In addition, our certificates of incorporation possess certain protective provisions which require the consent of the holders of Series C Preferred Stock. The holders of Series C Preferred Stock are entitled to receive dividends, when and if declared by the Board of Directors. Such dividends will be non-cumulative. No dividends will be payable on the Company’s common stock unless equal or greater dividends have been declared and paid to the holders of the Series C Preferred Stock. The Series C Preferred Stock has a liquidation preference of $2.60 per share, plus any declared and unpaid dividends. Upon a liquidation, dissolution or winding up of the Company, the holders of the Company’s common stock and C Preferred Stock shall participate in the remaining assets of the Company on a pro rata basis.

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

Recent Trends in Our Business

During the third quarter of 2006, the display industry continued to experience competitive pressures in terms of declining average selling prices (“ASPs”) and margin compression. However, unlike the first half of 2006, we began to experience spot shortages of display panels for some LCD sizes. This was primarily due to an increase in demand in excess of LCD panel production capacities. The implementation of key initiatives to improve our supply chain and logistics efficiency, simplify our business processes to maximize operating efficiencies, grow sales in regional markets and expand core product offerings continued to positively impact our margins. While product costs began to increase during the third quarter of 2006, we benefited from lower cost inventories that were purchased during the second quarter of 2006. Our initiative to source LCD panels directly from manufacturers also continued to benefit us resulting in higher margins and profitability. We believe this sourcing initiative has brought us closer to the supply base so that we can keep abreast of recent market trends and supply cycles and has allowed us to consolidate our LCD panel purchasing power. By means of this key component sourcing initiative, we hope to be less vulnerable to the instability that is inherent in the LCD monitor industry. We believe that spot shortages for some LCD sizes will continue through the fourth quarter of 2006.

We sold 2.2 million display products in the third quarter of 2006 compared to 1.5 million display products in the third quarter of 2005. The display industry continues to experience a shift from older technologies, such as CRT, to newer technologies, such as LCD, as well as a broadening of applications from PC monitors to TVs and other digital media applications. Unit sales of LCD displays and LCD TVs grew 83% and 93%, respectively, in the third quarter of 2006 compared to the third quarter of 2005, while sales of CRT monitors declined 35% to 0.2 million units in the third quarter of 2006 from 0.4 million units in the third quarter of 2005.

Our net sales increased $109.8 million, or 34.7%, to $426.4 million in the third quarter of 2006 from $316.7 million in the third quarter of 2005 despite a 3% decline in average selling prices. Income from operations increased $9.4 million to $12.5 million in the third quarter of 2006 from $3.0 million in the third quarter of 2005. The increase was primarily the result of higher gross margin of 1.1 percentage points and increased leverage in our selling, general and administrative expenses which were 7.1% of net sales in the third quarter of 2006 compared to 7.9% of net sales in the third quarter of 2005.

RESULTS OF OPERATIONS

The following table sets forth our Condensed Consolidated Statements of Operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.0	91.1	90.9	90.5
Gross profit	10.0	8.9	9.1	9.5
Selling, general and administrative expenses	7.1	7.9	7.7	9.2
Income (loss) from operations	2.9	1.0	1.4	0.3
Other income (expense):
Interest income (expense), net	(0.1)	(0.2)	—	(0.2)
Other income (expense) net	(0.1)	0.2	0.1	(0.2)
Total other income (expense), net	(0.2)	—	0.1	(0.4)
Income (loss) from continuing operations before income taxes	2.7	1.0	1.5	(0.1)
Provision for income taxes	0.2	0.3	0.2	1.6
Income (loss) from continuing operations	2.5	0.7	1.3	(1.7)
Net gain on disposal of discontinued operations, net of tax	—	—	—	0.1
Net income (loss)	2.5	0.7	1.3	(1.6)
Preferred stock accretion	—	(0.1)	—	(0.1)
Net income (loss) available to common stockholders	2.5%	0.6%	1.3%	(1.7)%

The following table compares net sales and income (loss) from operations by segment for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2006	2005	$	%	2006	2005	$	%
Net sales:
Americas	$192,638	$138,769	$53,869	38.8%	$533,023	$393,784	$139,239	35.4%
Europe	97,241	77,418	19,823	25.6%	240,920	209,051	31,869	15.2%
Asia Pacific	136,566	100,491	36,075	35.9%	358,564	272,373	86,191	31.6%
Total	$426,445	$316,678	$109,767	34.7%	$1,132,507	$875,208	$257,299	29.4%
Income (loss) from operations:
Americas	$5,468	$254	$5,214	2052.8%	$14,069	$(8,376)	$22,445	268.0%
Europe	3,390	1,218	2,172	178.3%	(3,877)	4,377	(8,254)	(188.6%)
Asia Pacific	3,616	1,570	2,046	130.3%	5,772	7,102	(1,330)	(18.7%)
Total	$12,474	$3,042	$9,432	310.1%	$15,964	$3,103	$12,861	414.5%

Net Sales

Our consolidated net sales increased $109.8 million, or 34.7%, to $426.4 million for the third quarter of 2006 from $316.7 million for the third quarter of 2005. Net sales increased $257.3 million, or 29.4%, to $1,132.5 million for first nine months of 2006 from $875.2 million for the first nine months of 2005. The increase was primarily due to increased LCD and LCD TV unit sales of 83.0% and 93.2%, respectively, for the third quarter of 2006 compared to the third quarter of 2005, and 81.1% and 95.1%, respectively, for the first nine months of 2006 compared to the first nine months of 2005. In addition, sales of our LCD TVs experienced relatively higher ASPs during the first nine months of 2006 compared to the first nine months of 2005 due to a shift in mix to larger LCD TV sizes. These increases were partially offset by lower CRT unit sales of 35.4% and 35.6% for the third quarter of 2006 compared to the third quarter of 2005 and for the first nine months of 2006 compared to the first nine months of 2005, respectively. In addition, we continued to experience declines in ASPs within the LCD and CRT product categories for the third quarter and first nine months of 2006 compared to the third quarter and first nine months of 2005. The decline in the ASPs reflects the effects of competition and reduced costs associated with advances in visual display technology.

We sold 2.2 million visual display products in the third quarter of 2006 compared to 1.5 million visual display products in the third quarter of 2005 and 5.7 million visual display products in the first nine months of 2006 compared to 4.3 million visual display products in the first nine months of 2005. The increase in units sold was primarily due to strong unit sales across all of our segments driven by our strategic marketing efforts and continued expansion in China and other Asian markets. Of the visual display product units sold in the third quarter of 2006, LCDs accounted for 80.9%, CRTs accounted for 10.7% and other products accounted for 8.4% as compared to 60.7%, 23.2%, and 16.1%, respectively, in the third quarter of 2005. Of the visual display product units sold in the first nine months of 2006, LCDs accounted for 75.8%, CRTs accounted for 13.8% and other products accounted for 10.4% as compared to 55.0%, 28.4%, and 16.6%, respectively, in the first nine months of 2005.

Americas - In our Americas region, net sales increased $53.9 million, or 38.8%, to $192.6 million for the third quarter of 2006 from $138.8 million for the third quarter of 2005. Net sales increased $139.2 million, or 35.4%, to $533.0 million for the first nine months of 2006 from $393.8 million for the first nine months of 2005. The increase was primarily due to growth in LCD unit sales of 78.4% and 99.1% in the third quarter and first nine months of 2006 compared to the third quarter and first nine months of 2005, respectively, and an increase in LCD TV and projector unit sales in the third quarter and first nine months of 2006 compared to the third quarter and first nine months of 2005. These increases were partially offset by lower ASPs for our LCD and CRT products.

Europe - In our Europe region, net sales increased $19.8 million, or 25.6%, to $97.2 million for the third quarter of 2006 from $77.4 million for the third quarter of 2005. Net sales increased $31.9 million or 15.2% to $240.9 million for the first nine months of 2006 from $209.1 million for the first nine months of 2005. The increase was primarily due to growth in our LCD unit sales and LCD TV unit sales, partially offset by a decrease in CRT unit sales and lower ASPs for our LCD and CRT products. Our Europe region experienced increased sales in most countries particularly in Russia, Ukraine, Sweden, Greece, Spain and the Middle East for the third quarter of 2006 compared to the third quarter of 2005. Foreign currency translation also had a positive impact on our net sales due to the 7.4% stronger Euro exchange rate relative to the U.S. dollar during the first nine months of 2006.

Asia Pacific - In our Asia Pacific region, net sales increased $36.1 million, or 35.9%, to $136.6 million for the third quarter of 2006 from $100.5 million for the third quarter of 2005. Net sales increased $86.2 million or 31.6% to $358.6 million for the first nine months of 2006 from $272.4 million for the first nine months of 2005. The increase was primarily due to increased sales of our LCD and LCD TV products as a result of our continued growth in the China market and expanded sales efforts in Taiwan, Australia, New Zealand and Southeast Asia, partially offset by the declining CRT market.

Cost of Sales

Cost of sales increased $95.5 million, or 33.1%, to $384.0 million for the third quarter of 2006 from $288.5 million for the third quarter of 2005. As a percentage of net sales, cost of sales decreased to 90.0% for the third quarter of 2006 from 91.1% for the third quarter of 2005. For the first nine months of 2006, cost of sales increased $237.8 million, or 30.0%, to $1,029.6 million from $791.8 million for the first nine months of 2005. Cost of sales as a percentage of net sales increased to 90.9% for the first nine months of 2006 from 90.5% for the first nine months of 2005. The decrease in cost of sales as a percentage of net sales for the third quarter of 2006 compared to the third quarter of 2005 was primarily due to the ASP of our products declining at a slower rate than our cost of sales. The increase in cost of sales as a percentage of net sales during the first nine months of 2006 compared to the first nine months of 2005 was primarily due to the ASP of our products declining at a faster rate than our cost of sales. The first nine months of 2006 experienced lower margins primarily in our European region due to oversupply in the Russian market resulting in inventory write-downs of $4.2 million for the first nine months of 2006 compared to $1.5 million for the first nine months of 2005. As a percentage of net sales, product costs decreased to 86.7% for the third quarter of 2006 from 87.2% for the third quarter of 2005. For the first nine months of 2006, product costs as a percentage of net sales increased to 87.1% from 85.9% for the first nine months of 2005. Gross margin improved to 10.0% for the third quarter of 2006 from 8.9% for the third quarter of 2005. For the first nine months of 2006, gross margin declined to 9.1% from 9.5% for the first nine months of 2005. The gross margin increase in the third quarter of 2006 was primarily due to the increase in selling prices as a result of spot shortages experienced for some LCD sizes and the continued benefit from our sourcing of LCD components directly from manufacturers resulting in better pricing, partially offset by higher promotional allowances offered to our customers. The gross margin decrease in the first nine months of 2006 was primarily due to increased product costs as a percentage of net sales, partially offset by better pricing due to our sourcing of LCD components directly from manufacturers and promotional incentives received from our vendors as well as increased efficiencies and reductions in freight and warranty expenses as a percentage of net sales.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses increased $4.8 million, or 19.2%, to $30.0 million for the third quarter of 2006 from $25.2 million for the third quarter of 2005. Selling, general and administrative expenses as a percentage of net sales for the third quarter of 2006 decreased to 7.1% compared to 7.9% for the third quarter of 2005. For the first nine months of 2006, selling, general and administrative expenses increased $6.6 million, or 8.3%, to $86.9 million from $80.3 million for the first nine months of 2005. Selling, general and administrative expenses as a percentage of net sales for the first nine months of 2006 decreased to 7.7% compared to 9.2% for the first nine months of 2005. The increase in expenses for the third quarter of 2006 was primarily due to an increase in account development funds expense of $2.0 million, higher personnel-related costs of $1.2 million due to higher headcount, an increase in advertising and marketing expenses of $0.6 million and other costs of $1.0 million. For the first nine months of 2006, the increase in expenses was primarily due to an increase in account development funds expense of $4.8 million, higher incentive compensation of $3.4 million as a result of the increase in sales and profits, an increase in advertising and marketing expenses of $0.9 million and other costs of $0.4 million, partially offset by lower legal fees of $1.8 million related to patent infringement lawsuits and a decrease in stock-based compensation of $1.3 million. We continued to benefit from increasing leverage in our selling, general and administrative expenses as a percentage of net sales as a result of strategic initiatives undertaken to maximize operating efficiencies and enhance our competitiveness.

Income from Operations

Income from operations increased $9.4 million, or 310.1%, to $12.5 million for the third quarter of 2006 from $3.0 million for the third quarter of 2005. For the first nine months of 2006, income from operations increased $12.9 million to $16.0 million from $3.1 million for the first nine months of 2005.

Americas - In our Americas region, income from operations increased $5.2 million to $5.5 million for the third quarter of 2006 from $0.3 million for the third quarter of 2005. For the first nine months of 2006, income from operations increased $22.4 million to $14.1 million from a loss of $8.4 million for the first nine months of 2005. The increase was primarily due to a 38.8% and 35.4% increase in net sales for the third quarter and first nine months of 2006, respectively, sourcing of LCD panels from manufacturers which resulted in additional benefits and increased leverage in selling, general and administrative expenses. The majority of the benefits related to the sourcing of the LCD panels from manufacturers remained in the Americas during the first nine months of 2006. We do not expect these panel sourcing benefits to remain in the Americas in the fourth quarter of 2006 as the sourcing of LCD panels will move to China during the fourth quarter of 2006.

Europe - In our Europe region, income from operations increased $2.2 million to $3.4 million for the third quarter of 2006 from $1.2 million for the third quarter of 2005. For the first nine months of 2006, income from operations decreased $8.3 million to a $3.9 million loss from $4.4 million of income for the first nine months of 2005. The increase in the third quarter of 2006 was primarily due to a 25.6% increase in net sales, lower product cost as a percentage of net sales and a decrease in warranty costs. The decrease for the first nine months of 2006 was primarily due to a decline in gross profit margins as a result of higher product costs and higher inventory write-down expense resulting from an oversupply of LCD monitors in Russia during the first quarter of 2006, partially offset by lower warranty costs due to lower defect rates. Selling, general and administrative expenses increased slightly as a percentage of net sales in the third quarter and first nine months of 2006 compared to the third quarter and first nine months of 2005 due to the increase in headcount in 2006, a stronger Euro exchange rate relative to the U.S. dollar and higher advertising and marketing expenses in order to promote sales in a very competitive environment.

Asia Pacific - In our Asia Pacific region, income from operations increased $2.0 million to $3.6 million for the third quarter of 2006 from $1.6 million for the third quarter of 2005. For the first nine months of 2006, income from operations decreased $1.3 million to $5.8 million from $7.1 million for the first nine months of 2005. The increase in the third quarter of 2006 was primarily due to a 35.9% increase in net sales and lower product costs as a percentage of net sales. The decrease in the first nine months of 2006 was primarily the result of aggressive pricing strategies to promote LCD monitors which resulted in lower gross margins on products sold despite an increase in net sales in the China, Taiwan, Australia, New Zealand, and Southeast Asia markets. In addition, selling, general and administrative expenses were higher as a percent of net sales for the third quarter and first nine months of 2006 compared to the third quarter and first nine months of 2005 due to higher headcount as we continue to build our infrastructure to support our growing sales in the Asia markets.

Other Income (Expense) - Net

Other income (expense), net decreased to $1.0 million in expense for the third quarter of 2006 from $5,000 in expense for the third quarter of 2005. For the first nine months of 2006, other income (expense), net increased to $0.9 million of other income from $3.7 million in expense for the first nine months of 2005. The decrease for the third quarter of 2006 compared to 2005 was primarily due to $0.6 million of impairment write-downs of investments, $0.2 million of unfavorable foreign currency translation and $0.2 million in higher interest expense. The increase in the first nine months of 2006 compared to 2005 was primarily due to $6.1 million of favorable foreign currency translation and $0.4 million of other income, partially offset by $1.9 million of realized losses on the sale of certain investments and impairment write-downs of investments.

Provision for Income Taxes

The provision for income taxes decreased $0.2 million in the third quarter of 2006 compared to the third quarter of 2005. For the first nine months of 2006, the provision for income taxes decreased $12.0 million compared to the first nine months of 2005. The effective tax rate on pre-tax income (i.e., provision) decreased to 7.5% for the third quarter of 2006 from an effective tax rate of 33.6% for the third quarter of 2005. For the first nine months of 2006, the effective tax rate on net income decreased to 12.9% from an effective tax rate of 2455% on losses from continuing operations for the first nine months of 2005. The decrease in the third quarter of 2006 compared to 2005 was primarily due to the fact that no U.S. income taxes were provided for our Americas region due to the utilization of deferred tax assets which were previously subject to a full valuation allowance. The decrease in the first nine months of 2006 compared to 2005 was primarily due to, (1) the recording of a non-cash charge of $13.7 million to establish a valuation allowance against net deferred income tax assets during the second quarter of 2005, and (2) for the first nine months of 2006, we did not provide for U.S. income taxes on pre-tax income of $14.6 million for our Americas region due to the utilization of deferred tax assets which were previously subject to a full valuation allowance. This benefit was partially offset by our European region, where we did not provide tax benefits on operating losses of $2.9 million for the first nine months of 2006 due to the full valuation allowance in Europe.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Net cash (used in) provided by operating activities	$(10,688)	$13,101
Net cash provided by investing activities	306	2,073
Net cash used in financing activities	(19,651)	(3,497)
Net cash used in discontinued operations	—	(1,116)
Effect of exchange rate changes on cash and cash equivalents	33	(400)
Net (decrease) increase in cash and cash equivalents	$(30,000)	$10,161

As of September 30, 2006, we had cash and cash equivalents of $64.0 million. Our cash balances are held in numerous locations throughout the world. Most of the amounts held outside the United States can be repatriated to the United States, but under current law would be subject to U.S. federal income taxes, less applicable foreign tax credits. In certain countries, foreign exchange limitations limit the amount of cash that can be repatriated. We have accounted for the U.S. federal tax liability on these amounts for financial statement purposes except for foreign earnings that are considered indefinitely reinvested outside the United States. Repatriation could result in additional U.S. federal income tax payments in future years. Where local restrictions prevent an efficient inter-company transfer of funds, our intent is that cash balances would remain in the foreign country and we would meet U.S. liquidity needs through ongoing cash flows from operations, external borrowings, or both. We utilize various tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We have available various credit lines in the Americas, Europe and Asia Pacific to meet expected and unexpected cash flow needs.

Operating Activities

Cash flow used in operating activities was $10.7 million during the first nine months of 2006 compared to cash flow provided by operating activities of $13.1 million during the first nine months of 2005. The use of cash during the first nine months of 2006 was primarily due to cash used for working capital requirements related to timing of payments for our strategic purchases of inventory with favorable pricing terms. This increased cash outlay was partially offset by income from continuing operations and less cash outlay for warranty and accrued promotional and other expenses.

Trade receivables increased $95.6 million during the first nine months of 2006 compared to a decrease of $9.1 million during the first nine months of 2005. The increase during the first nine months of 2006 was primarily due to increased sales and shift in customer mix. Day sales outstanding slightly increased from 45 days at December 31, 2005 to 46 days at September 30, 2006. Payment terms vary by geographic location and in some cases, a cash discount option is offered in addition to the standard payment terms.

Inventories decreased $1.7 million during the first nine months of 2006 compared to a decrease of $20.4 million during the first nine months of 2005. The decrease during first nine months of 2006 was primarily due to the selling of our European inventories, which were overstocked due to oversupply in Russia, offset by increased purchases of inventory with favorable pricing terms as a result of the oversupply of display panels in the industry during the first half of 2006. Our inventory turns have remained relatively stable at four turns during the first nine months of 2006 and 2005.

Accounts payable increased $52.9 million during the first nine months of 2006 compared to a decrease of $14.8 million during the first nine months of 2005. The increase during the first nine months of 2006 was primarily due to increased purchases of inventory and timing of payments to our suppliers. The decrease during the first nine months of 2005 was primarily due to the reduction in our inventory balances and timing of product payments.

Investing Activities

Cash provided by investing activities was $0.3 million during the first nine months of 2006 compared to $2.1 million during the first nine months of 2005. The increase during the first nine months of 2006 was primarily the result of cash proceeds from the sale of long-term investments. The increase during the first nine months of 2005 was primarily the result of cash proceeds from the sale of short-term investments.

Financing Activities

Cash used in financing activities was $19.7 million during the first nine months of 2006 and $3.5 million during the first nine months of 2005. During the first nine months of 2006, we redeemed all outstanding shares of series B convertible mandatorily redeemable preferred stock for $15.0 million and had net payments on borrowings of $4.9 million. During the first nine months of 2005, we repaid bank loans of $3.5 million.

On July 7, 2006, we issued an aggregate of 3.3 million shares of our Series C Preferred Stock to Intel Capital Corporation pursuant to the exercise of an outstanding warrant, dated January 10, 2002. The warrant had an exercise price of $0.01 per share and Intel paid an aggregate of $33,000 for the shares of Series C Preferred Stock.

Credit Facilities

In the United States, we have a $60.0 million credit line that expires in March 2008. Advances bear interest at the prime rate plus 0.50% (8.75% at September 30, 2006) with interest payable monthly. As of September 30, 2006 and December 31, 2005, there was no outstanding balance on the line-of-credit. All advances under the agreement are collateralized by substantially all of the assets of ViewSonic Americas. Under the agreement we are subject to various restrictive covenants, which, among other things, limit dividends (not to exceed $250,000 per year without the consent of the financial institution), capital expenditures and executive compensation and require us to maintain a minimum earnings before interest, taxes, depreciation and amortization amount. We are not required to comply with the restrictive covenants when borrowing capacity exceeds $15.0 million.

In Europe, we have a $20.0 million line-of-credit facility with a financial institution. This line-of-credit is secured by trade receivables and inventory of ViewSonic Europe Limited. Advances bear interest at Libor plus 2.00%. There were no outstanding borrowings against this facility as of September 30, 2006, and December 31, 2005.

Certain of our other international subsidiaries also have line-of-credit facilities with various financial institutions that are secured by certain of their assets. These credit facilities allow cash advances, letters of credit and bank guarantees. As of September 30, 2006 and December 31, 2005, there were outstanding cash advances of $0 and $4.9 million, respectively. As of September 30, 2006, the aggregate borrowing limit was $23.4 million.

Off-Balance Sheet Arrangements

As of September 30, 2006 and December 31, 2005, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires all share-based payments to employees, including grants of employee stock options, to be expensed and recognized over the requisite service period based on the grant date fair value of those awards. Among other differences, SFAS 123(R) includes an estimate of volatility. SFAS 123 does not require the use of volatility for privately held companies in estimating the fair value of stock options and, accordingly, we used the minimum value method afforded by SFAS 123. We adopted SFAS 123(R) using the prospective method and, accordingly, have not restated the consolidated financial statements for prior periods to reflect the impact of SFAS 123(R). Stock-based compensation expense recognized during the third quarter and first nine months of 2006 applies to unvested stock options granted prior to January 1, 2006 based on the grant date minimum value estimated in accordance with the original provisions of SFAS 123. In addition, stock-based compensation expense recognized during the third quarter and first nine months of 2006 has been reduced by estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The adoption of the prospective method under SFAS 123(R) did not have a material impact on our consolidated financial position, results of operations, cash flows or earnings per share. For the third quarter and first nine months of 2006, stock-based compensation expense was $50,000 and $161,000, respectively. As of September 30, 2006, unrecognized compensation cost related to employee stock options was $168,000, which is expected to be recognized over a weighted-average period of 2.6 years.

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

We have significant European net sales denominated in the Euro. During the first nine months of 2006, the Euro-to-U.S. Dollar foreign currency exchange rate strengthened against the U.S. Dollar increasing 7.4% compared to the year-end rate of 2005. During the first nine months of 2005, the Euro-to-U.S. Dollar decreased by 13.0% as compared to the 2004 year-end rate. For the third quarter of 2006, the strengthening of the Euro positively impacted our net sales and income from operations by $3.0 million and $1.9 million, respectively, compared to the third quarter of 2005 assuming all other factors remained constant. For the first nine months of 2006, the strengthening of the Euro increased our net sales and income from operations by $5.4 million and $3.6 million, respectively, compared to the first nine months of 2005 assuming all other factors remained constant. We cannot determine the ultimate impact of future changes to these and other currency exchange rates on our 2006 net sales, income from operations, net income, equity, and comprehensive income.

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

Based on their evaluation as of September 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Four of our stockholders filed a purported derivative action against James Chu, our Chairman and Chief Executive Officer, and ViewSonic on April 17, 2006 in the United States District Court for the Central District of California. The complaint alleged, among other things, that Mr. Chu breached various fiduciary duties by personally investing in certain of our suppliers, thereafter directing our contracts to these suppliers and failing to disclose such actions. Plaintiffs sought actual and punitive damages, attorneys’ fees, costs, disgorgement of alleged profits made by Mr. Chu, a declaratory judgment against Mr. Chu for alleged breaches of various fiduciary duties and an injunction prohibiting the award of contracts to suppliers in which Mr. Chu or his relatives have a financial interest. On October 11, 2006, plaintiffs voluntarily dismissed the complaint without prejudice.

On July 27, 2006, the jury in the trial of LG Philips LCD Co. Ltd., (“LPL”) v. Tatung Company, Tatung Company of America, Inc., Chungwa Picture Tubes Ltd. (“CPT”), and ViewSonic Corporation, pending in United States District Court, District of Delaware, (Case No. 05-292-JJF) delivered a verdict finding that each of the defendants, including ViewSonic, had willfully infringed (through the doctrine of equivalents) a patent of LPL’s relating to electrostatic discharge. The jury awarded monetary damages of $52.5 million against CPT only. Although there is no monetary award against ViewSonic, the finding of willful infringement, if upheld, may subject us to certain other relief including an award of some portion of LPL’s attorneys fees and/or exemplary damages as well as injunctive relief which may require us to, among other things, change our sourcing of certain LCD displays or key components. The Court has not entered judgment in the case. Instead, the Court has entered a briefing schedule for defendants’ motions challenging various aspects of the jury’s verdict. While the outcome of these post-trial proceedings cannot be predicted with certainty, we do not believe that the outcome will have a material adverse effect on our condensed consolidated financial statements.

In addition, in the ordinary course of business, we are involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial, employment and other matters. In accordance with SFAS No. 5, Accounting for Contingencies, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. While the outcome of these proceedings and claims cannot be predicted with certainty, we do not believe that the outcome of any pending legal matters will have a material adverse effect on our condensed consolidated financial statements.

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

As a percentage of net sales, selling, general and administrative expenses represent 7.1% and 7.9% for the three months ended September 30, 2006 and 2005, respectively, and 7.7% and 9.2% for the nine months ended September 30, 2006 and 2005, respectively. We expect sales, general and administrative expenses to remain relatively fixed or decrease as a percentage of net sales as we continue to improve efficiencies in all aspects of our business. Additionally, because we typically recognize a substantial portion of our revenues in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any revenue shortfalls. If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, it would negatively impact our financial results.

We are subject to risks associated with our international operations, which may harm our business.

We generated a majority of our total net sales to customers outside of the United States and other Americas in the first nine months of 2006. Sales to these customers outside of the United States and other Americas subject us to a number of risks associated with conducting business outside of the United States and other Americas, including the following:

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

In investigating and/or litigating a stockholder derivative action, we may incur substantial costs

We and James Chu, our Chairman and Chief Executive Officer, were named as defendants in a purported derivative action brought by certain of our stockholders. The complaint alleged, among other things, that Mr. Chu had breached various fiduciary duties by personally investing in certain of our suppliers, thereafter directing contracts to these suppliers and failing to disclose such actions. In October 2006, the plaintiffs voluntarily dismissed the complaint without prejudice. If the plaintiffs refile the complaint or otherwise make proper demand upon our Board of Directors in accordance with Delaware law, in connection with investigating and/or litigating this action, we may incur substantial costs.

We depend on our officers, and if we are not able to retain them, our business will suffer.

James Chu, our Chairman of the Board and Chief Executive Officer and majority stockholder, along with other senior officers of the Company, possess specialized knowledge with respect to our business and our operations. Consequently, the loss of service of any of our officers could adversely affect our business. We do not carry key man life insurance on our officers.

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

On July 7, 2006, ViewSonic issued an aggregate of 3,300,000 shares of our Series C Preferred Stock to Intel Capital Corporation, a Cayman Islands company, pursuant to the exercise of an outstanding warrant, dated January 10, 2002. The warrant had an exercise price of $0.01 per share and Intel paid an aggregate of $33,000 for the shares of Series C Preferred Stock. We relied upon Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, for the issuance of the Series C Preferred Stock to Intel.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2006.

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