Form 10-K
period 2006-12-31
VIEWSONIC CORP
filed 2007-03-16
CIK 1068806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

________________________

FORM 10-K
________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-50730

________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): ☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $19.0 million (based on the price per share of $0.45, as determined by the Board of Directors on April 6, 2006). Common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock has been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on the registrant’s records and is as of June 30, 2006. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of common stock outstanding was 354,594,666 shares and the number of shares of Series C preferred stock outstanding was 3,300,000 shares, each as of March 9, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K is incorporated from an Annual Report on Form 10-K/A to be filed with the Securities and Exchange Commission on or before April 30, 2007.

Exhibits previously filed as noted on the Exhibit Index.

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These forward-looking statements include but are not limited to: statements related to industry trends and future growth in the markets for visual display technology products; our product development efforts; the timing of our introduction of new products; industry and consumer acceptance of our products; our ability to penetrate new markets; and future profitability. Discussions containing these forward-looking statements may be found in “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this Annual Report. The "Risk Factors” section, among other things, should be considered in evaluating our prospects and future financial performance.

PART I

ITEM 1.	BUSINESS

Overview

ViewSonic Corporation is a leading global provider of display products. We develop, market and support a broad range of award winning products including liquid crystal display (“LCD”) monitors, LCD TVs, projectors, digital signage and cathode ray tube (“CRT”) monitors. According to a fourth quarter of 2006 research report, by DisplaySearch, we ranked sixth in worldwide LCD monitor shipments in 2006.

We have a customer-driven business model. Our strategy is to effectively leverage industry leading technologies into products marketed under the ViewSonic brands. We collaborate with a network of world class component suppliers and contract manufacturers to deliver a wide array of products to meet the needs of our customers. We believe our business model enables us to quickly scale our business, shorten new product time to market, reduce costs to our business, introduce innovative products and offer price/performance levels to meet customer needs.

Our products are sold through a variety of channels, including distributors, solution providers, value added resellers and retailers to Fortune 1000 companies, small and medium sized businesses, and consumers. We sell our products globally and are managed in three geographic segments: the Americas, Europe, Middle-East and Africa (“EMEA”) and Asia-Pacific.

Industry Background

According to a fourth quarter 2006 research report by DisplaySearch, a unit of market research firm NPD Group, worldwide desktop monitor shipments are expected to increase from 167 million units in 2006 to 202 million units in 2010. In this report, DisplaySearch estimates that total LCD monitor shipments are expected to increase from 134 million units in 2006 to 190 million units in 2010, while total CRT monitor shipments are expected to decrease from 33 million units in 2006 to 12 million in 2010. DisplaySearch also estimates that worldwide revenue from LCD monitors will increase from $37.5 billion in 2006 to $39.1 billion in 2010, while revenue from CRT monitors will decline from $3.6 billion in 2006 to $1.2 billion in 2010. According to research conducted by Display Search, the LCD TV market is projected to grow from $47.0 billion in 2006 to $71.7 billion in 2009.

LCD Panel Development for Desktop Monitor Applications

The display industry is continuing to experience a shift from CRT technology to flat panel LCD technology in multiple applications, including desktop computing and TV products. A significant increase in LCD manufacturing capacity in various Asian countries has led to lower panel costs and larger panel sizes, enabling more affordable LCD products for both desktop monitors and TV systems. We believe the rapid increase in the number of LCD monitors bundled with PCs has also driven adoption.

TV Industry Trends and Opportunities

Globally, governments are supporting the growth of digital TV displays through a series of mandates and deadlines to convert all analog transmissions to digital. In the United States, all TV stations must transmit digitally by February 2009, while in Europe and Asia, deadlines for digital transmissions range from 2007 to 2015. These regulatory changes are being implemented to promote more efficient use of transmission bandwidth than is currently provided by conventional analog signals, freeing broadcast spectrum for other purposes. We believe this global move towards digital media/high definition content and advances in technology are the primary growth drivers in the TV market.

Although there are several technologies available today in the TV market, including LCD, plasma, rear projection and digital light processing (“DLP”), among others, we believe that LCD TVs present the highest growth opportunities in the overall TV market for screen sizes 52 inches and below. LCD TV unit sales are projected to increase from 42 million units in 2006 to 100 million units in 2009 according to Display Search. We believe that LCD TV technology will prevail as the technology of choice in the overall TV market due to its excellent picture quality, thin size and performance. In addition to consumer usage in the TV market, we believe that LCD will emerge as the leading technology in commercial applications as LCD panels become available in larger sizes, with growth expected to occur in both end-user segments.

Front Projector Trends and Opportunities

In addition to traditional desktop displays, front projection technology has shown rapid growth over the past several years, replacing traditional overhead projectors as the presentation display of choice. Projectors offer several distinct advantages that include portability and versatility. Today, multimedia projectors deliver PC and video content for business or consumer use. In the fourth quarter of 2006, retail prices for projectors broke the sub-$500 barrier, making them more affordable for mainstream users.

CRT Monitor Trends

Although the demand for CRTs is continuing to decline, its price advantage over LCDs continues to drive demand in emerging markets such as China, Eastern Europe and Latin America. In addition, in developed markets, CRTs are still favored in certain market segments such as education, which are subject to budget constraints, and high-end graphic design, due to the CRT's superior color performance over LCDs. Furthermore, among the available CRT technologies, end users generally favor flat screen CRTs instead of the more traditional curved CRTs because flat CRTs reduce glare and are viewed as a cost effective alternative to higher priced flat LCDs.

Products

We offer a wide range of visual display technology products worldwide under the ViewSonic brand name. Our product categories include: LCD monitors, LCD TVs, projectors, CRT, digital signage, visual devices and peripherals such as keyboards, mice and speakers. Each product category is targeted at specific applications. We offer a wide array of sizes and features over a broad range of price and performance levels.

Product Categories

We offer our customers a broad range of ViewSonic-branded visual display products, including computer monitors, TVs and other products. Within computer monitors, we sell and market both CRT and LCD monitors. Our TV products include LCD TVs. Our other products include projectors, peripheral products and visual devices. We believe that the market for CRTs is currently in the decline stage of its life cycle. We have seen a significant decrease in our unit shipments of CRTs over the past three years, which is consistent with the overall trends in the worldwide CRT market. We believe that the market for LCDs is currently in the growth stage of its life cycle and has been replacing CRTs as the technology of choice in the display market for the foreseeable future. Our increase in LCD unit shipments over the past three years has exceeded the overall trend in the worldwide LCD market. Many of our other products, specifically LCD TVs and projectors, are currently in the growth stage of their respective product life cycles. We believe that the LCD TV and projector product categories represent opportunities for future growth. The following table identifies our principal product categories as of December 31, 2006:

Product Type	Series	Size/ Additional Attributes
LCDs	Q	17” through 19”
	VE	17” through 19”
	VG	17” through 22”
	VX	19” through 22”
	VP	19” through 23”
	VA	15” through 20”
LCD TVs	N	19” through 42”
Digital Signage	N, ND, NMP	42” Displays, Network Media Players
CRTs	E	15” through 19”
	G	17” through 22”
Projectors	PJ, CINE	Under 3 Lbs. to 17 Lbs.
Peripherals & Accessories	KU, KC, KW, MC, MU, MW, CP, CC, CW, SP	Keyboards, Mice, Speakers, Etc.
Visual Devices	V	3.5” to 10” Wireless Displays

Desktop LCD and CRT Monitors

We offer a broad range of desktop monitors, including LCD flat panel technology and CRT technology. We design our products to meet the demanding requirements of sophisticated and quality conscious end users. There are several series of products in each of our desktop LCD and CRT monitor portfolios. Each series incorporates price/performance characteristics targeted at key market segments.

As a percentage of our total unit shipments, LCD monitor shipments comprised 77.0%, 57.6%, and 40.3% of our total unit shipments in 2006, 2005, and 2004, respectively. CRT monitor shipments comprised 12.5%, 27.6%, and 45.8% of our total unit shipments in 2006, 2005, and 2004, respectively.

The market in which we compete is subject to technological advances with regular new product releases and intense price competition. As a result, the price at which we can sell our products typically declines over the life of the product. The price at which a product may be sold is generally referred to as the average selling price, or ASP. The ASP of our CRT monitors declined approximately 12.0% from 2005 to 2006 and the ASP of our LCD monitors declined approximately 21.7% from 2005 to 2006.

Other Products

Other products include TV products, projectors, peripheral products and visual devices. This product category comprised 10.5%, 14.8%, and 13.9% of our total unit shipments in 2006, 2005, and 2004, respectively.

TV Products - We currently offer LCD TV products for the digital television market. Our LCD TV products include 19”, 20", 26”, 27", 32”, 37”, 40” and 42” TVs and other commercial applications, including digital signage.

Digital Signage - Digital signage products include network-enabled large screen displays that are targeted at system integrators and value-added resellers, or VARs.

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

Peripheral Products - We offer peripherals, including keyboards, mice and speakers, which are designed to complement the look and feel of ViewSonic display products.

Visual Devices - Visual devices are embedded solutions, such as wireless mobile displays and ruggedized displays that are targeted at system integrators and value-added resellers, or VARs.

Sales and Marketing

We sell our products through all major channel partners such as distributors, retailers, solution providers, value-added resellers and through a variety of other reseller partners. We have no minimum purchase commitments or long-term contracts with any of these third-party channel partners. As a result of this channel strategy, our sales are focused on a small number of distributors and national retailers. Sales to Ingram Micro Inc. in 2006, 2005 and 2004 were 11%, 11% and 14%, respectively, of our total consolidated net sales. Sales to Tech Data Corporation in 2005 and 2004 were 10% and 13%, respectively, of our total consolidated net sales.

Our sales force supports sales opportunities through our worldwide network of channel partners, corporate accounts and online stores with sales offices located in the Americas, EMEA and Asia-Pacific.

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

Resellers

We sell to resellers who then sell to end users, such as large corporate accounts, small to mid-sized businesses and home users. We categorize our resellers as follows:

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

•
Solution Providers - Solution providers are technology consulting firms that offer a solution-based approach incorporating hardware and software to help resolve business problems. A solution provider typically integrates products, services and applications to increase productivity, protect critical data and limit technology problems.

End User Support and Service

We offer comprehensive service options for our customers, distributors, resellers, retailers, system integrators, corporations, educators, governments and consumers. Various support and service programs are tailored to meet each region’s demands. The ViewSonic support team is available to assist customers via phone, fax, email and regular mail. In addition to a multi-language user guide packed with each product, self-service support is also available via a user-friendly online interactive web tool on our website. Support is also provided by professional customer service representatives, technicians and engineers.

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

In December 2005, we started to source LCD panels directly from LCD panel manufacturers. We believe this sourcing initiative has brought us closer to the supply base allowing us to more closely monitor market trends and supply cycles. In addition, this initiative has allowed us to consolidate our LCD panel purchasing power. We believe this sourcing initiative has enabled us to secure better pricing and better allocation of LCD panels during 2006. By means of this sourcing initiative, we hope to be less vulnerable to the inherent instability of the LCD monitor industry.

Manufacturing and Logistics

We source our products from several third party suppliers, including component manufacturers, component suppliers and contract manufacturers. In some instances, these third parties are different divisions of large, integrated organizations, while, in other instances, they are independent entities. Our contract manufacturers design the electronic and mechanical systems of a display product around our choice of major components and our specific industrial design. Aside from these major specifications mandated by us, the contract manufacturers choose electronic and mechanical solutions of standard design to reduce the development time, engineering cost and procurement risk associated with more customized designs.

ViewSonic's global distribution centers are strategically located in the United States, Europe and Asia-Pacific. From our distribution centers, we ship to our channel partners, which include the distribution, reseller and retail channels. Distribution centers are operated by ViewSonic or, where appropriate, in conjunction with third-party logistic partners.

Research and Product Development

Our product development efforts are focused on analyzing technology trends, designing and developing standards-based, competitively priced products that incorporate the technologies and features that we believe are most desired by customers today and into the future. In addition, we leverage the world's most advanced technology companies for research, development, and engineering to evaluate the latest display and visual solutions related technologies. Working with these companies, ViewSonic engineers integrate new technologies, design products and system architectures, and manage quality.

We believe our cooperative approach allows us to determine the best method and timing for delivering new products and technologies to the market. Research and development expense was $0.9 million, $1.1 million, and $1.9 million for 2006, 2005 and 2004, respectively.

Competition

The market for our display products is highly competitive. Competitive factors include product features, price, product quality, breadth and reliability, price/performance characteristics, end user support, marketing and channel capability, as well as, corporate reputation and brand strength. We believe that we compete favorably with respect to all of these factors in the monitor market. Many of our competitors in our markets have significantly greater financial, technical, manufacturing and marketing resources than we have. We believe that competition will have the effect of continually reducing the average selling prices of our products over time. We expect price competition to increase in future periods and such price competition may substantially reduce our revenues and profits in such periods. Our competition includes established consumer electronic companies, personal computer manufacturers and Asian manufacturers interested in building a brand presence for their goods, including Acer Inc., BenQ Corporation, LG Philips LCD Ltd., NEC Display Solutions, Samsung Electronics, Syntax-Brillian and Vizio.

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

Our registered trademarks, among others, include ViewSonic®, ViewSonic's distinctive three-bird logo, product names such as OptiSync® and Optiquest®, and corporate taglines such as See the Difference®. Our registered trademarks have renewal dates ranging from June 2007 to March 2017. We actively police similar third-party marks and enforce our trademark rights against potential infringing third-party mark use.

In the future, it may be necessary or desirable for us to seek additional licenses of intellectual property rights held by third parties. If the availability of these third-party technology licenses ceases, we may have to obtain substitute technology of lower quality or performance standards or at a higher cost. There can be no assurance that such licenses will continue to be available on favorable terms or at all.

Backlog

There is generally a short cycle between the order and shipment of our products and the majority of our orders are cancelable at our customers' discretion. Therefore, we do not believe that our backlog at any particular date is indicative of our future net sales.

Employees

As of December 31, 2006, we had 749 employees worldwide. Some of our employees in France are represented by a labor union. We believe that our employee relations are in good standing.

Financial Information by Business Segment and Geographic Data

We operate in three segments: Americas, EMEA and Asia-Pacific. The information included in Note 13 of Notes to the Consolidated Financial Statements, is incorporated herein by reference from Item 8 hereof.

ITEM 1A.	RISK FACTORS

The risks described below are not exhaustive of the risks that might affect our business. Other risks, including those we currently deem immaterial, may also impact our business. Any of the following risks could materially and adversely affect our business operations, results of operations and financial condition.

Factors that May Affect Our Business and Financial Results

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

These trends and factors could harm our business and operating results.

Our industry is highly competitive and such price competition may substantially reduce our revenues and profits.

Competitive factors in the display industry include product features, product quality, breadth and reliability, price and performance characteristics, end user support, marketing and channel capability as well as corporate reputation and brand strength. We believe that we compete favorably with respect to all of these factors in the monitor market. However, we are a new entrant to the home entertainment market, and, therefore, we are just beginning to establish our competitive position. Many of our competitors in our markets have significantly greater financial, technical, manufacturing and marketing resources than we have. We believe that competition will have the effect of continually reducing the ASP of our products over time. The ASP of our CRT monitors declined approximately 12.0% from 2005 to 2006 and the ASP of our LCD monitors declined approximately 21.7% from 2005 to 2006. We expect price competition to increase in future periods and such price competition may substantially reduce our revenues and products in such periods. Our competition includes established consumer electronic companies, personal computer manufacturers and Asian manufacturers interested in building a brand presence for their goods, including Acer Inc., BenQ Corporation, LG Philips LCD Ltd., NEC Display Solutions, Samsung Electronics, Syntax-Brillian and Vizio.

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

Although we believe that our existing cash balances, credit facilities and anticipated cash flows from operations will be sufficient to meet our operating, acquisition and capital requirements for at least the next 12 months, we may be required to raise additional capital through either equity or debt financing. Factors that could adversely affect our cash used or generated from operations and, as a result, our need to seek additional borrowings or capital include:

•	Differences between payment terms for the purchase of key components and the sale of finished products;
•	Early-pay or pre-pay arrangements to secure lower pricing and capacity of key components or finished products;
•	Decreased demand and market acceptance for our products;
•	Inability to successfully develop our next-generation products;
•	Competitive pressures resulting in lower than expected average selling prices;
•	An adverse change in payment terms with our customers or our suppliers; or
•	New product announcements or product introductions by our competitors.

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

Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we may commit to purchase products without having received advance purchase commitments from our customers. Our inventory purchases are made based upon future demand forecasts. These forecasts are based upon assumptions about future product demand that may prove to be inaccurate. Because we typically need sufficient lead-time in purchasing our products, we may not be able to reduce our inventory purchase commitments in a timely manner in response to any revenue shortfalls. If our revenue growth slows or if there were a higher incidence of inventory obsolescence due to rapidly changing prices of product components, rapidly changing technology and customer requirements or an increase of the supply of products in the marketplace, we could be subject to excess or obsolete inventories or under-utilized tooling. If any of these events occur, we could be required to take corresponding inventory write-downs or write-offs or tooling write-offs, which would impair our financial results and our gross margin.

If we do not effectively manage our sales channel inventory and product mix, we may incur costs associated with excess inventory or lose sales from having too few products or the wrong mix of products.

If we are unable to properly monitor, control and manage our sales channel inventory and maintain an appropriate level and mix of products with our customers and within our sales channels, we may incur increased and unexpected costs associated with our inventory. We generally allow wholesale distributors and retailers to return a limited amount of our products in exchange for other products. Under our price protection policy, subject to certain conditions, if we reduce the list price of a product, we issue a credit in an amount equal to the reduction for each of the products held in inventory by our wholesale distributors and retailers. If our wholesale distributors and retailers are unable to sell their inventory in a timely manner, we may under our policy lower the price of the products, or these parties may exchange the products for newer products. If demand for our products falls, we could end up with too many products and be unable to sell the excess inventory in a timely manner and may need to reduce the prices on our products or, alternatively, we could end up with too few products and not be able to satisfy demand. If these events occur, we could incur increased expenses associated with writing off excessive or obsolete inventory or lose sales, which would harm our revenue and gross margins.

If we are unable to effectively manage our component and material requirements amongst our third-party component suppliers and contract manufacturers, we may experience delays in the manufacturing of our products and the costs of our products may increase.

We provide our third-party component suppliers and contract manufacturers with a rolling forecast of demand which they use to determine their material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand and supply for a component at a given time. Some of our components have long lead times. Regardless of the accuracy of our forecasts, our contract manufacturers may be unable to meet our product timing, volume and price requirements. Alternatively, our component suppliers and contract manufacturers may be unable to utilize the components they have purchased. The cost of the components used in our products tends to drop rapidly as volumes increase and the technologies mature. Therefore, if our contract manufacturers are unable to promptly use components purchased on our behalf, our cost of producing products may be higher than that of our competitors, due to an over-supply of higher-priced components. If they are unable to use certain components, we may need to reimburse them for any losses they incur.

Our implementation of strategic initiatives may strain our operations and increase our operating expense or harm our net earnings.

We have implemented strategic initiatives designed to focus our resources on our core products, to improve supply chain and logistics efficiency, to simplify our business processes to maximize operating efficiencies in all aspects of our business, to grow sales in regional markets and to expand core product offerings, among others. We will continue to explore additional opportunities in order to improve operating efficiencies. The undertaking of these initiatives may strain our existing management, information systems, employee workforce, operational capability and financial controls. The difficulties associated with implementing these initiatives, procedures and controls may place a significant burden on our management, operational and financial resources. If we fail to successfully implement these initiatives or encounter unexpected difficulties during the implementation, our business could be harmed.

If we do not succeed in executing our growth strategies within our markets, our revenues may not increase.

Our strategies include further expansion of our business in markets in which we currently operate, including Brazil, China, India, Russia, and Eastern Europe. In many of these markets, we face barriers in the form of long-standing relationships between our potential customers and their local suppliers, as well as protective regulations. In addition, pursuing international growth opportunities may require us to make significant investments long before we realize returns on the investments, if any. Increased investments may result in expenses growing at a faster rate than revenues. Our overseas investments could be adversely affected by:

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

As a percentage of net sales, selling, general and administrative expenses represent 7.6% and 8.8% for the years ended December 31, 2006 and 2005, respectively. We expect sales, general and administrative expenses to remain relatively fixed or decrease as a percentage of net sales as we continue to improve efficiencies in all aspects of our business. Additionally, because we typically recognize a substantial portion of our revenues in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any revenue shortfalls. If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, it would negatively impact our financial results.

We are subject to risks associated with our international operations, which may harm our business.

We generated a majority of our total net sales to customers outside of the United States and other Americas in 2006. Sales to these customers outside of the United States and other Americas subject us to a number of risks associated with conducting business outside of the United States and other Americas, including the following:

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

To maintain and grow our market share, net sales and brand, we must maintain and expand our sales channels. We currently sell our products through distributors, retailers, VARs, system integrators, commercial or enterprise resellers, and direct marketing/e-retailers. These entities purchase our products directly from us or through our distributors. We have no minimum purchase commitments or long-term contracts with any of these third parties. Our agreements are generally non-exclusive and generally may be terminated by either party for any reason or no reason with 30 days notice.

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

We sell our products through wholesale distributors such as Ingram Micro, Inc., Tech Data Corporation and Synnex Corporation, national retailers such as Costco Wholesale, solution providers and value added resellers. We expect that a majority of our net sales will continue to come from sales to a small number of customers for the foreseeable future. We have no minimum purchase commitments or long-term contracts with any of these customers. Our customers could decide at any time to discontinue, decrease or delay their purchases of our products. We must also monitor and evaluate new sales channels in existing markets and in new markets. If we fail to establish a presence in an important developing sales channel or market, our business could be harmed.

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

All of our products are manufactured, assembled, tested and packaged by contract manufacturers. We rely on several component suppliers and contract manufacturers to procure components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single contract manufacturer. Our component suppliers and contract manufacturers are primarily located in mainland China, Taiwan, and Thailand and may be subject to disruption by earthquakes, typhoons and other natural disasters, epidemics, pandemics, as well as political, social or economic instability. We do not have any long-term contracts with any of these third party component suppliers and contract manufacturers. Product pricing is generally negotiated on an order-by-order basis. All of our contracts with our component suppliers and contract manufacturers, including those contracts containing provisions that may be materially favorable to us, are generally terminable for any reason and by either party with 90 day’s notice. If our component suppliers and contract manufacturers encounter financial or other business difficulties, if their strategic objectives change, or if they perceive us to no longer be an attractive customer, they may no longer assist us in our product development efforts, and our business could be harmed.

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

We operate in a highly competitive, quickly changing environment. We are dependent upon sufficient demand and broad market acceptance for display products, which are now based primarily upon liquid crystal display ("LCD") technology. Our future success depends on our ability to develop and introduce new products and product enhancements that achieve broad market acceptance in the business and home markets. Our future success will depend in large part upon our ability to:

•	Identify demand trends in the business and home display markets and quickly develop, manufacture and sell products that satisfy these demands;
•	Manage our cost structure to enable us to bring new products to market at competitive prices;

•	Respond effectively to new product announcements from our competitors by designing competitive products, either internally or through the use of third parties;
•	Provide compatibility and interoperability of our products with products offered by other vendors and new technologies as they emerge;
•	Access efficiently the display technology needed for our products to have broad market acceptance and respond rapidly to shifts in the display technology towards new or different display technologies;
•	Manage our product offerings either as stand-alone, in combination with other products or services, or in some other manner; and
•	Respond effectively to unexpected shifts in market demand towards display and PC products sold together under the same brand or away from stand-alone displays.

We may incur substantial costs in connection with a stockholder derivative action brought against ViewSonic and our Chairman and Chief Executive Officer

We and James Chu, our Chairman and Chief Executive Officer and majority stockholder, were named as defendants in a purported derivative action brought by certain of our stockholders. The complaint alleged, among other things, that Mr. Chu had breached various fiduciary duties by personally investing in certain of our suppliers, thereafter directing contracts to these suppliers and failing to disclose such actions. In October 2006, the plaintiffs voluntarily dismissed the complaint without prejudice. The same parties thereafter filed substantially the same action in California state court in which they make essentially the same allegations and press the same claims. After retaining independent counsel, we filed a motion to dismiss the complaint on various grounds. The hearing is scheduled for April 17, 2007. Based upon the information available to us to date, we are unable to determine the ultimate disposition of this matter. If resolved adversely, the matter may have a material adverse effect on our consolidated financial statements.

We depend on our officers, and if we are not able to retain them, our business will suffer.

James Chu, our Chairman and Chief Executive Officer and majority stockholder, along with other senior officers of the Company, possess specialized knowledge with respect to our business and our operations. Consequently, the loss of service of any of our officers could adversely affect our business. We do not carry key man life insurance on our officers.

Each of our officers may terminate their employment without notice and without cause or good reason. On February 1, 2007, ViewSonic Corporation and James A. Morlan, our Chief Financial Officer, mutually agreed that he would step down as Chief Financial Officer sometime in 2007. We expect that Mr. Morlan will continue to serve as our Chief Financial Officer until his successor has been retained in order to ensure a smooth transition. We have commenced an executive search for Mr. Morlan’s successor. Other than Mr. Morlan, we currently are not aware that any officer is planning to leave or retire.

We may fail to comply with the Restriction of Certain Hazardous Substances Directive, or RoHS, and Waste Electrical and Electronic Equipment Directive, or WEEE, which could harm our business.

We are subject to local laws and regulations in various regions in which we operate, including the European Union, or the EU. There are two particular EU directives, RoHS and WEEE, that may have a material impact on our business. RoHS restricts the distribution of certain substances, including lead, within the EU and is effective July 1, 2006. RoHS requires us to eliminate and/or reduce the level of specified hazardous materials from our products and requires us to maintain and publish a detailed list of all chemical substances in our products. WEEE requires us to take back and recycle all products we manufacture or import into the EU at our own expense and became effective in August 2005 for most EU countries and at varying dates thereafter for other EU countries whose implementation of the European WEEE Directive was subsequent to August 2005. The United Kingdom is the most recent country to implement the WEEE Directive and its regulations became effective in January 2007. If we fail to, or do not fully, comply with the EU directives our business may be harmed. For example,

•
We may be unable to procure appropriate RoHS compliant material in sufficient quantity and quality and/or be unable to incorporate it into our product procurement processes without compromising quality and/or harming our cost structure;

•	We may not be able to sell non-compliant product into the EU or to any customer whose end product will be sold into the EU, which may result in reduced sales; or
•	We may face excess and obsolete inventory risk related to non-compliant inventory that we may continue to hold in 2007 for which there is reduced demand and we may need to write down such inventory.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Americas

We lease facilities in Walnut, California of 298,050 usable square feet that serve as our corporate headquarters and a warehouse facility, under a lease that expires in June 2007. In addition, we have sales offices in Atlanta, Georgia, Miami, Florida and Ontario, Canada.

On January 19, 2007, we entered into a lease agreement for our Walnut, California facilities for 298,050 square feet of office space at its existing principal office location. The term of the lease commences on July 1, 2007 and runs through July 2014, subject to extension at our option under certain circumstances. The future minimum lease payments required under this operating lease are $0.4 million in 2007, $1.5 million in 2008, $1.6 million in 2009, $1.6 million in 2010, $1.7 million in 2011 and $4.6 million per year thereafter.

EMEA

We lease facilities in Crawley, West Sussex, United Kingdom. This lease expires in April 2007. In February 2007, we signed a 12 year lease on a facility located in London, United Kingdom. In addition, we lease space in Belgium, Denmark, Finland, France, Germany, Netherlands, Norway, Russia, Spain, Sweden, Ukraine and United Arab Emirates for marketing, sales and after-sales service operations.

Asia-Pacific

We own offices in Taipei, Taiwan, Beijing, Shanghai and Wuhan, China, and lease offices in Guangzhou, Nanjing and Shenyang, China, Hong Kong, Kaoshiung, Taiwan, Singapore, and Australia. We also lease warehouses in Shanghai, Beijing, Guangzhou, Chengdu and Xi’an, Taoyuan, Taiwan and own an additional warehouse in Taipei, Taiwan.

We believe our properties are adequately maintained and suitable for their intended use and that our facilities are adequate for our current and foreseeable needs.

ITEM 3.	LEGAL PROCEEDINGS

We and James Chu, our Chairman and Chief Executive Officer and majority stockholder, were named as defendants in a purported derivative action brought by certain of our stockholders. The complaint alleged, among other things, that Mr. Chu had breached various fiduciary duties by personally investing in certain of our suppliers, thereafter directing contracts to these suppliers and failing to disclose such actions. In October 2006, the plaintiffs voluntarily dismissed the complaint without prejudice. The same parties thereafter filed substantially the same action in California state court in which they make essentially the same allegations and press the same claims. After retaining independent counsel, we filed a motion to dismiss the complaint on various grounds. The hearing is scheduled for April 17, 2007. Based upon the information available to us to date, we are unable to determine the ultimate disposition of this matter. If resolved adversely, the matter may have a material adverse effect on our consolidated financial statements.

On July 27, 2006, the jury in the trial of LG Philips LCD Co. Ltd., (“LPL”) v. Tatung Company, Tatung Company of America, Inc., Chunghwa Picture Tubes Ltd. (“CPT”), and ViewSonic Corporation, pending in United States District Court, District of Delaware, (Case No. 05-292-JJF) delivered a verdict finding that each of the defendants, including us, had willfully infringed (through the doctrine of equivalents) a patent of LPL’s relating to electrostatic discharge. The jury awarded monetary damages of $52.5 million against CPT only. Although there is no monetary award against us, the finding of willful infringement, if upheld, may subject us to certain other relief including an award of some portion of LPL’s attorneys fees and/or exemplary damages as well as injunctive relief which may require us to, among other things, change our sourcing of certain LCD displays or key components. The Court has not entered judgment in the case. Instead, the Court has under submission the parties’ motions challenging various aspects of the jury’s verdict. While the outcome of these post-trial proceedings cannot be predicted with certainty, we do not believe that the outcome will have a material adverse effect on our consolidated financial statements.

On November 21, 2006, the jury in the trial of LG Philips LCD Co. Ltd., (“LPL”) v. Tatung Company, Tatung Company of America, Inc., and Chunghwa Picture Tubes Ltd. (“CPT”), pending in the United States District Court, Central District of California, (Case No. CV-02-6775 CBM) delivered a verdict finding that each of the defendants (we are not a defendant) had willfully infringed two patents of LPL’s relating to the design and manufacture of liquid crystal display modules (“LCDs”). The Court has not entered judgment in the case. The parties to the case are currently briefing post-trial motions challenging various aspects of the jury’s verdict. However, we are a defendant in the related case, LG. Philips LCD Co., Ltd. v. ViewSonic Corporation, also pending in the United States District Court, Central District of California (Case No. CV-03-2886 CBM), in which LPL alleges infringement of the same patents asserted in Case No. CV-02-6775 CBM above as a result of our incorporation of CPT LCD’s into our products. Our suit had been consolidated with the CPT case for pre-trial purposes. No trial date has been set and none is expected to be set as the patent issues have already been heard by the jury in the CPT case (Case No. CV-02-6775 CBM). If an injunction is entered against the CPT LCD panels, we may be required to change our sourcing of certain LCD displays. While the outcome of the post-trial proceedings in Case No. CV-02-6775 cannot be predicted with certainty, we do not believe that the outcome will have a material adverse effect on our consolidated financial statements.

On December 1, 2006, LG Philips LCD Co., Ltd. (“LPL”) filed a patent suit against Chi-Mei Optoelectronics Corporation (“CMO”), AU Optronics Corporation (“AUO”), AU Optronics Corporation America, Tatung Company, Tatung Company of America, Inc. and ViewSonic Corporation in the United States District Court, District of Delaware, alleging infringement of the same three LPL patents that were found to be valid and infringed in the two cases referenced above, i.e., CV-02-6775 and 05-292 JJF. Presumably, as with the other LPL suits identified above, the allegations against us are based upon our incorporation of CMO’s and AUO’s LCDs into our products. While the outcome of this case cannot be predicted with certainty, we do not believe that the outcome will have a material adverse effect on our consolidated financial statements.

In the ordinary course of business, we are involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, we believe that the ultimate outcome of such matters will not have a material adverse effect on the consolidated financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In October 2006, we submitted the amendment and restatement of our Third Amended and Restated Certificate of Incorporation to our stockholders by written consent for their approval. On December 6, 2006, our stockholders approved the amendment and restatement. We did not receive written consents from each stockholder. As of the record date for taking such action, we had 357,894,666 shares of common stock outstanding (on an as-if-converted basis). The results of the voting from the stockholders that returned written consents to us are as follows:

1.    The amendment and restatement of our Third Amended and Restated Certificate of Incorporation to (a) decrease the number of shares of authorized preferred stock from 50,000,000 to 22,800,000; (b) decrease the authorized number of shares of capital stock from 650,000,000 to 622,800,000; (c) decrease the number of shares designated as Series B preferred stock from 12,500,000 to zero and eliminate all references to the Company’s Series B Preferred Stock; (d) decrease the shares of preferred stock designated as Series C Preferred Stock from 18,000,000 to 3,300,000; and (e) remove the “Redemption” section set forth in Article IV(D)(8).

For:	256,438,456
Against:	0

Our 2007 Annual Meeting was held on January 31, 2007. The following matter was voted upon at the meeting, and the final votes on the proposal were recorded as follows:

1.	To elect directors to hold office until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified:

Name of Individual	Votes For	Votes Withheld

James Chu	318,728,917	0

Matthew Massengill	318,728,917	0

William J. Miller	318,728,917	0

Bruce L. Stein	318,728,917	0

Luc H. Vanhal	318,728,917	0

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is no public market for our common stock, preferred stock or stock options.

Holders

As of March 9, 2007, there were 83 holders of record of our common stock and there was one holder of record of our Series C preferred stock. As of March 9, 2007, we had 435 holders of stock options exercisable for shares of our common stock.

Dividends

We did not declare or pay cash dividends in 2006, 2005 or 2004 and we do not anticipate declaring cash dividends in the foreseeable future. ViewSonic America's credit facility with The CIT Group/Business Credit, Inc. prohibits the payment of dividends in excess of $250,000 per year without the consent of The CIT Group/Business Credit, Inc.

Recent Sales of Unregistered Securities

On July 7, 2006, ViewSonic issued an aggregate of 3.3 million shares of our Series C preferred stock to Intel Capital Corporation, a Cayman Islands company, pursuant to the exercise of an outstanding warrant, dated January 10, 2002. The warrant had an exercise price of $0.01 per share and Intel paid an aggregate of $33,000 for the shares of Series C Preferred Stock. We relied upon Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, for the issuance of the Series C Preferred Stock to Intel.

Issuer Repurchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated statement of operations data for the years ended December 31, 2006, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006 and 2005 have been derived from, and should be read in conjunction with, our audited consolidated financial statements and the notes thereto included herein. The consolidated statement of operations data for the years ended December 31, 2003 and 2002, and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002, is derived from audited consolidated financial statements and the notes thereto which are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)

Net sales	$1,589,090	$1,200,190	$1,104,333	$1,060,691	$876,121
Cost of sales	1,444,905	1,085,011	1,003,960	926,201	748,209
Gross profit	144,185	115,179	100,373	134,490	127,912
Selling, general and administrative expenses	120,606	105,349	117,338	126,180	99,806
Income (loss) from operations	23,579	9,830	(16,965)	8,310	28,106
Other income (expense):
Interest (expense) income, net	(198)	287	(1,291)	(1,464)	(1,420)
Other income (expense), net	3,764	(4,266)	2,542	2,822	6,470
Total other income (expense), net	3,566	(3,979)	1,251	1,358	5,050
Income (loss) from continuing operations before income taxes	27,145	5,851	(15,714)	9,668	33,156
Provision (benefit) for income taxes	2,954	14,659	(3,293)	2,333	11,500
Income (loss) from continuing operations	24,191	(8,808)	(12,421)	7,335	21,656
Loss from discontinued operations (1)	—	—	(5,989)	(2,853)	(2,465)
Net gain on disposal of discontinued operations, net of tax (1)	—	475	2,153	—	—
Net income (loss)	24,191	(8,333)	(16,257)	4,482	19,191
Preferred stock accretion	(48)	(1,524)	(1,372)	(1,229)	(1,078)
Net income (loss) available to common stockholders	$24,143	$(9,857)	$(17,629)	$3,253	$18,113

Basic earnings (loss) per share
Continuing operations	$0.07	$(0.03)	$(0.04)	$0.02	$0.06
Discontinued operations (1)	—	—	(0.02)	(0.01)	(0.01)
Gain on disposal of discontinued operations	—	—	0.01	—	—
Total basic earnings (loss) per share	$0.07	$(0.03)	$(0.05)	$0.01	$0.05
Diluted earnings (loss) per share
Continuing operations	$0.07	$(0.03)	$(0.04)	$0.02	$0.06
Discontinued operations (1)	—	—	(0.02)	(0.01)	(0.01)
Gain on disposal of discontinued operations	—	—	0.01	—	—
Total diluted earnings (loss) per share	$0.07	$(0.03)	$(0.05)	$0.01	$0.05

Basic weighted average shares outstanding	$354,279	$353,969	$353,917	$353,891	$353,322

Diluted weighted average shares outstanding	$360,432	$353,969	$353,917	$358,538	$362,344

(1)	Two of our majority-owned subsidiaries were discontinued during 2004. See Note 16 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)

Balance Sheet Data:
Working capital	$87,445	$72,727	$71,404	$81,742	$60,061
Total assets	$578,637	$432,725	$458,523	$414,929	$376,898
Short-term bank borrowings	$307	$4,852	$3,529	$1,475	$—
Subordinated notes payable—related party	$43,000	$43,000	$43,000	$43,000	$43,000
Convertible mandatorily redeemable preferred stock	$—	$14,952	$13,428	$12,056	$10,828

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements contained in this Management's Discussion and Analysis including, without limitation, statements containing the words "anticipate," "believe," "may," "should," "will" and similar expressions constitute "forward-looking statements.” Persons should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks described in Part I, Item 1A — “Risk Factors” and elsewhere in this Annual Report on Form 10-K. The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto.

Overview

Our Company

ViewSonic Corporation is a leading global provider of display products. We develop, market and support a broad range of award winning products including liquid crystal display (“LCD”) monitors, LCD TVs, projectors, digital signage and cathode ray tube (“CRT”) monitors. According to a fourth quarter of 2006 research report, by DisplaySearch, we ranked sixth in worldwide LCD monitor shipments in 2006.

We have a customer-driven business model. Our strategy is to effectively leverage industry leading technologies into products marketed under the ViewSonic brands. We collaborate with a network of world class component suppliers and contract manufacturers to deliver a wide array of products to meet the needs of our customers. We believe our business model enables us to quickly scale our business, shorten new product time to market, reduce costs to our business, introduce innovative products and offer price/performance levels to meet customer needs.

Our products are sold through a variety of channels, including distributors, solution providers, value added resellers and retailers to Fortune 1000 companies, small and medium sized businesses, and consumers. We sell our products globally and are managed in three geographic segments: the Americas, EMEA (Europe, Middle-East and Africa) and Asia-Pacific.

Recent Trends in Our Business

During 2006, the display industry continued to experience competitive pressures in terms of declining average selling prices (“ASPs”) and margin compression. In the first half of 2006, we saw an oversupply of display panels and declining ASPs primarily resulting from an increase in LCD panel production capacities and slower than expected demand. In the second half of 2006, however, we experienced spot shortages of display panels for some LCD sizes due to an increase in demand in excess of LCD panel production capacities for certain sizes. In response to the spot shortages, panel production capacities increased during the fourth quarter of 2006. However, amidst softening fourth quarter demand, we began to experience a slight oversupply situation for some LCD panel sizes. Despite increasing pricing and margin pressures throughout 2006, we were able to mitigate the impact of this downward trend in ASPs primarily as a result of our implementation of key initiatives in 2006 to improve our supply chain and logistics efficiency, simplify our business processes to maximize operating efficiencies, grow sales in regional markets and expand our core product offerings. In addition, we believe our initiative to source LCD panels directly from manufacturers has resulted in higher gross margins. We believe this sourcing initiative has brought us closer to the supply base allowing us to more closely monitor market trends and supply cycles and has allowed us to consolidate our LCD panel purchasing power. By means of this key component sourcing initiative, we hope to be less vulnerable to the inherent instability of the LCD monitor industry.

Total unit shipments increased 35.5% from 2005 to 2006. During 2006, the display industry continued to experience a shift from older technologies, such as CRT, to newer technologies, such as LCD, as well as a broadening of applications from PC monitors to TVs and other digital media products. Unit shipments of our LCD monitors, LCD TVs, and projectors grew 81.1%, 106.0%, and 138.3%, respectively, from 2005 to 2006, while shipments of our CRT monitors declined 38.8% from 2005 to 2006.

The ASPs of our LCD monitors decreased 21.7% in 2006 compared to 2005. This decrease was primarily due to increased production capacities, aggressive price competition, and product mix. We expect that excess panel capacity will continue to result in further declines in ASPs through the second quarter of 2007 until anticipated market demand growth is realized and consumes the increased supply.

Our net sales increased $388.9 million, or 32.4%, to $1,589.1 million in 2006 from $1,200.2 million in 2005. The increase was primarily due to our ability to grow sales in regional markets and expand core product offerings across our LCD monitor, LCD TV and projector product lines. Income from operations increased 139.9% to $23.6 million in 2006 compared to $9.8 million in 2005. This increase was primarily due to sales growth and increased leverage in our selling, general and administrative expenses as a percentage of net sales, which decreased to 7.6% in 2006 compared to 8.8% in 2005, primarily as a result of strategic initiatives undertaken to maximize operating efficiencies and enhance our competitiveness.

Future Objectives and Challenges

There are several factors that we believe will drive and affect our future performance:

Improve Financial Performance

Growth

Expand sales in regional markets - We continue to expand our presence in our existing regional markets while exploring new geographic market opportunities. We continue to develop and market a broad range of display and related products designed to satisfy a wide range of consumer and commercial applications. In our existing regional markets, we continue to actively manage our relationships with our wholesale distributors and national retailers to ensure continued growth as the majority of our net sales are expected to continue to come from these sales channels. In our newer regional markets such as India, Russia, Latin America and Eastern Europe, we may need to make significant investments before being able to realize returns on these investments. These investments may result in expenses growing at a faster rate than revenues.

Expand product offerings - We continue to expand our LCD TV and digital signage product lines to complement our LCD monitors. We believe that these product lines will be growth opportunities as they become more widely accepted in the marketplace. We need to continue to introduce new products that achieve broad market acceptance on a timely basis in order to increase or maintain our net sales and gross margins.

Continue to grow LCDs - We continue to focus our resources on our core products. We are taking various initiatives to grow our LCD market share utilizing a common platform on our products and eliminating unprofitable products.

Efficiency

Component sourcing initiative - In December 2005, we started to source LCD panels directly from the manufacturers. We believe this sourcing initiative has brought us closer to the supply base allowing us to more closely monitor market trends and supply cycles. In addition, this initiative has allowed us to consolidate our LCD panel purchasing power. We believe our sourcing initiative has enabled us to secure better pricing and better allocation of LCD panels during 2006. By means of this sourcing initiative, we hope to be less vulnerable to the inherent instability of the LCD monitor industry.

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

Cost structure improvements - We have made efforts to improve profitability by reducing our overall operating expenses in response to factors affecting earnings, such as declines in ASPs and changes in our product mix. Our business environment is being transformed due to intense price competition. As a result, we continue to drive strategic initiatives to maximize operating efficiencies and enhance our competitiveness resulting in increased leverage in our overall operating expenses as a percentage of net sales.

We believe our future success will depend in large part upon our ability to:

•	Identify demand trends in the business and home display markets and quickly develop and sell products that satisfy these demands;
•	Manage our cost structure to enable us to bring new products to market at competitive prices;
•	Respond effectively to new product announcements from our competitors by designing competitive products, either internally or through the use of third parties;
•	Provide compatibility and interoperability of our products with products offered by other vendors and new technologies as they emerge;
•	Manage our product offerings either as stand-alone, in combination with other products or services, or in some other manner; and
•	Respond effectively to unexpected shifts in market demand towards display and PC products sold together under the same brand or away from stand-alone displays.

Manage Foreign Currency Fluctuations. We must manage the effect of foreign currency fluctuations on our operational results. We buy a majority of our products from our suppliers in U.S. dollars and sell a significant amount of our products in other foreign currencies. Historically, sales of our products have benefited from the weakening of the U.S. dollar, which made our products more affordable in several markets. However, we must manage our account receivables and inventory balances to limit our foreign currency exposure in periods of a strengthening U.S. dollar. We are currently in the process of evaluating various foreign currency hedging strategies to minimize the effects of foreign currency fluctuations on our operations.

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

Results of Operations

Net Sales

We generate revenues primarily from the sale of our visual display technology products to our channel partners, including distributors, resellers and retailers, as well as to end users. We sell to a geographically diversified customer base with 53%, 55% and 45% of our consolidated net sales generated outside of the Americas in 2006, 2005 and 2004, respectively. We extend price reductions and sales incentives to our customers including price protection, promotions and other volume-based sales incentives. Sales to Ingram Micro Inc. in 2006, 2005 and 2004 were 11%, 11% and 14%, respectively, of our total consolidated net sales. Sales to Tech Data Corporation in 2005 and 2004 were 10% and 13%, respectively, of our total consolidated net sales.

Cost of Sales

Our cost of sales consists primarily of the cost of inventory purchased from our contract manufacturers, manufacturing support costs, inventory provisions, warranty, shipping, warehouse and storage costs. We maintain relationships with third-party contract manufacturers, which we believe will be able to provide us with sufficient quantities of product in the normal course of business. We expect to continue to experience price fluctuations for our products. Changes in gross profit as a percentage of revenue, or gross margin, are primarily the result of changes in product mix and geographic mix, as well as general pricing dynamics.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries, commissions and bonuses, promotional tradeshow and advertising expenses, research and development, travel and entertainment expenses, and legal and accounting expenses.

Other Income (Expense), Net

Other income (expense) primarily includes interest income, interest expense, gains and losses on sales of investments and transaction related foreign currency gains and losses.

Preferred Stock Accretion

Preferred stock accretion represents the accretion value of our Series B Preferred Stock from its initial value to the redemption price. We redeemed all outstanding shares of our Series B Preferred Stock in January 2006.

Comparison of Years Ended December 31, 2006 and 2005

The following table sets forth our consolidated statements of operations for the periods indicated ($ in thousands):

	Year Ended December 31,		Increase (Decrease)
	2006	2005	$	%
Net sales	$1,589,090	$1,200,190	$388,900	32.4%
Cost of sales	1,444,905	1,085,011	359,894	33.2%
Gross profit	144,185	115,179	29,006	25.2%
Selling, general and administrative expenses	120,606	105,349	15,257	14.5%
Income from operations	23,579	9,830	13,749	139.9%
Other income (expense):
Interest (expense) income, net	(198)	287	(485)
Other income (expense), net	3,764	(4,266)	8,030
Total other income (expense), net	3,566	(3,979)	7,545
Income from continuing operations before income taxes	27,145	5,851	21,294	363.9%
Provision for income taxes	2,954	14,659	(11,705)	(79.8)%
Income (loss) from continuing operations	24,191	(8,808)	32,999	374.6%
Net gain on disposal of discontinued operations, net of taxes	-	475	(475)
Net income (loss)	24,191	(8,333)	32,524	390.3%
Preferred stock accretion	(48)	(1,524)	1,476	96.9%
Net income (loss) available to common stockholders	$24,143	$(9,857)	$34,000	344.9%

The following table sets forth our consolidated statements of operations expressed as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	90.9	90.4
Gross profit	9.1	9.6
Selling, general and administrative expenses	7.6	8.8
Income from operations	1.5	0.8
Other income (expense):
Interest (expense) income, net	-	-
Other income (expense), net	0.2	(0.4)
Total other income (expense), net	0.2	(0.4)
Income from continuing operations before income taxes	1.7	0.4
Provision for income taxes	0.2	1.2
Income (loss) from continuing operations	1.5	(0.8)
Net gain on disposal of discontinued operations, net of taxes	-	-
Net income (loss)	1.5	(0.8)
Preferred stock accretion	-	(0.1)
Net income (loss) available to common stockholders	1.5%	(0.9)%

Net Sales

Net sales increased $388.9 million, or 32.4%, to $1,589.1 million in 2006 from $1,200.2 million in 2005. The increase was primarily due to an increase in LCD, LCD TV and projector unit shipments of 81.1%, 106.0% and 138.3%, respectively, partially offset by lower CRT unit shipments of 38.8%. We continued to experience declines in our ASPs within our LCD and CRT product categories of 21.7% and 12.0%, respectively, which reflects the effects of increased competition and reduced costs associated with advances in visual display technology.

Our total unit shipments increased 35.5% from 2005 to 2006 primarily due to strong unit shipment growth across all of our product categories and regions driven by our strategic marketing efforts and continued expansion in China, Europe and other Asian markets. Of the display products shipped in 2006, LCD products accounted for 77.0%, CRT products accounted for 12.5%, and other products accounted for 10.5% as compared to 57.6%, 27.6%, and 14.8%, respectively, in 2005.

Sales allowances increased $24.6 million, or 32.5%, to $100.2 million in 2006 from $75.6 million in 2005. As a percentage of net sales, sales allowances remained constant at 6.3% in 2006 compared to 2005. Returns charged against gross sales were $30.2 million and $20.7 million in 2006 and 2005, respectively.

Cost of Sales

Cost of sales increased $359.9 million, or 33.2%, to $1,444.9 million in 2006 from $1,085.0 million in 2005. As a percentage of net sales, cost of sales increased to 90.9% in 2006 from 90.4% in 2005. Included in 2005 cost of sales was the reversal of $3.2 million of accrued liabilities related to a contingent EU duty obligation on 20” and above display panels with DVI connectors of which $3.0 million was accrued in 2004. The impact of this reversal had a 0.3 percentage point decrease on 2005 cost of sales as a percentage of net sales. The remaining 0.2 percentage point increase was primarily due to ASPs declining at a faster rate than our cost of sales. Product costs as a percentage of net sales increased to 87.2% in 2006 from 86.0% in 2005. Gross margin declined to 9.1% in 2006 from 9.6% in 2005 primarily due to increased product costs as a percentage of net sales, partially offset by better pricing due to our sourcing of LCD components directly from manufacturers and promotional incentives received from our vendors and increased efficiencies and reductions in freight and warranty expenses as a percentage of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $15.3 million, or 14.5%, to $120.6 million in 2006 from $105.3 million in 2005. The increase was primarily due to an increase in account development fund expense of $5.0 million, higher incentive compensation of $4.8 million as a result of the increase in our sales and profits, increased selling and marketing expenses of $4.4 million, higher personnel-related costs of $1.3 million due to higher headcount, higher facilities expenses of $0.5 million and other costs of $1.3 million, partially offset by a decrease in non-cash stock-based compensation of $1.3 million and lower legal fees of $0.7 million related to patent infringement lawsuits. Selling, general and administrative expenses as a percentage of net sales decreased to 7.6% in 2006 from 8.8% in 2005. We continue to benefit from increasing leverage in our selling, general and administrative expenses as a percentage of net sales as a result of strategic initiatives undertaken to maximize operating efficiencies and enhance our competitiveness.

Other Income (Expense), Net

Other income (expense), net, increased to income of $3.6 million in 2006 from an expense of $4.0 million in 2005. The increase was primarily due to foreign currency translation gains of $5.2 million in 2006 compared to foreign currency translation losses of $4.7 million in 2005. This increase was partially offset by impairment write-downs and net losses on the sale of long-term investments of $2.1 million in 2006 and other net changes from 2005 to 2006 of $0.2 million. In 2005, we had a $1.8 million gain on sale of long-term investments, which was offset by a comparable amount of recorded impairment losses.

Provision for Income Taxes

Our provision for income taxes decreased $11.7 million to $3.0 million in 2006 from $14.7 million in 2005. The effective tax rate on pre-tax income decreased to 10.9% in 2006 compared to 250.5% on losses from continuing operations in 2005. The decrease in effective tax rate was primarily due to the recording of a non-cash charge of $13.7 million to establish a valuation allowance against net deferred income tax assets in 2005. In 2006, we reversed $1.1 million and $2.3 million of valuation allowances related to our Asia-Pacific and Americas regions, respectively. In addition, we did not provide for U.S. income taxes on pre-tax income of $9.8 million for our Americas region due to the utilization of deferred tax assets which were previously subject to a full valuation allowance.

Comparison of Years Ended December 31, 2005 and 2004

The following table sets forth our consolidated statements of operations for the periods indicated ($ in thousands):

	Year Ended December 31,		Increase (Decrease)
	2005	2004	$	%
Net sales	$1,200,190	$1,104,333	$95,857	8.7%
Cost of sales	1,085,011	1,003,960	81,051	8.1%
Gross profit	115,179	100,373	14,806	14.8%
Selling, general and administrative expenses	105,349	117,338	(11,989)	(10.2)%
Income (loss) from operations	9,830	(16,965)	26,795	157.9%
Other income (expense):
Interest income (expense), net	287	(1,291)	1,578
Other (expense) income, net	(4,266)	2,542	(6,808)
Total other (expense) income, net	(3,979)	1,251	(5,230)
Income (loss) from continuing operations before income taxes	5,851	(15,714)	21,565	137.2%
Provision (benefit) for income taxes	14,659	(3,293)	17,952	545.2%
Loss from continuing operations	(8,808)	(12,421)	3,613	29.1%
Loss from discontinued operations, net of taxes	-	(5,989)	5,989
Net gain on disposal of discontinued operations, net of taxes	475	2,153	(1,678)
Net loss	(8,333)	(16,257)	7,924	48.7%
Preferred stock accretion	(1,524)	(1,372)	(152)	(11.1)%
Net loss available to common stockholders	$(9,857)	$(17,629)	$7,772	44.1%

The following table sets forth our consolidated statements of operations expressed as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2005	2004
Net sales	100.0%	100.0%
Cost of sales	90.4	90.9
Gross profit	9.6	9.1
Selling, general and administrative expenses	8.8	10.6
Income (loss) from operations	0.8	(1.5)
Other income (expense):
Interest income (expense), net	-	(0.1)
Other (expense) income, net	(0.4)	0.2
Total other (expense) income, net	(0.4)	0.1
Income (loss) from continuing operations before income taxes	0.4	(1.4)
Provision (benefit) for income taxes	1.2	(0.3)
Income (loss) from continuing operations	(0.8)	(1.1)
Loss from discontinued operations(1)	-	(0.5)
Net gain on disposal of discontinued operations, net of taxes	-	0.2
Net income (loss)	(0.8)	(1.4)
Preferred stock accretion	(0.1)	(0.1)
Net income (loss) available to common stockholders	(0.9)%	(1.5)%

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

Our total units shipped increased 26.7% from 2004 to 2005. Of the display products shipped in 2005, LCD products accounted for 57.6%, CRT products accounted for 27.6%, and other products accounted for 14.8% as compared to 40.3%, 45.8%, and 13.9%, respectively, in 2004. The increase in units shipped was mainly due to continued expansion in China as well as stronger unit sales in our EMEA region.

Sales allowances decreased by $35.3 million, or 31.8%, to $75.6 million in 2005 from $110.9 million in 2004. As a percentage of net sales, sales allowances decreased to 6.3% in 2005 from 10.0% in 2004. The decrease was primarily due to the LCD product oversupply situation in the second half of 2004, which increased the number of sales allowance programs offered in 2004 resulting in increased sales allowances as a percentage of net sales. Returns charged against gross sales were $20.7 million and $16.0 million in 2005 and 2004, respectively.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $12.0 million, or 10.2%, to $105.3 million in 2005 from $117.3 million in 2004. The decrease was due to lower advertising and marketing expense of $5.8 million, lower professional fees primarily relating to patent infringement lawsuits of $3.1 million, lower personnel costs predominately resulting from headcount reduction in the Americas of $2.7 million and the effect from converting expenses incurred in the Europe region into U.S. dollars, as a result of the strengthening U.S. dollar. The decrease was partially offset by the impact of adopting Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), in 2005 that resulted in non-cash compensation expense of $0.5 million in addition to $1.1 million non-cash stock-based compensation expense due to the stock option re-pricing in the second quarter of 2005.

Other (Expense) Income, Net

Other (expense) income - net, decreased to an expense of $4.0 million in 2005 from income of $1.3 million in 2004. The primary reason for the decrease was due to foreign currency transaction losses of $4.7 million in 2005 as compared to foreign currency transaction gains of $5.3 million in 2004. The decrease was partially offset by net interest income of $0.3 million in 2005 as compared to net interest expense of $1.3 million in 2004 as a result of lower bank borrowings in Asia-Pacific and higher interest income on surplus cash. In addition, we had a net investment loss of $2.8 million in 2004. In 2005, we had a $1.8 million gain on sale of long-term investments, which was offset by a comparable amount of recorded impairment losses.

Provision for Income Taxes

Our provision for income taxes was $14.7 million in 2005 compared to a benefit for income taxes of $3.3 million in 2004. During 2005, we recorded a non-cash charge of $13.7 million to establish a valuation allowance against the net deferred income tax assets in the United States.

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

Segment Information

Our management evaluates and monitors segment performance primarily through net sales and income (loss) from operations. We do not allocate assets or liabilities by segment for management reporting purposes. During the fourth quarter of 2006, management realigned our operating segments under a new methodology to allocate certain corporate overhead expenses and corporate benefits associated with our initiative to source LCD panels directly from LCD panel manufacturers to our operating segments. Management believes that this segment information provides useful information for analyzing the underlying business results. The following segment information for 2005 and 2004 has been recast to conform to the 2006 presentation.

Comparison of Years Ended December 31, 2006 and 2005

	Year Ended December 31,		Increase (Decrease)
($ in thousands)	2006	2005	$	%
Net sales:
Americas	$741,255	$538,813	$202,442	37.6%
EMEA	374,274	297,549	76,725	25.8%
Asia-Pacific	473,561	363,828	109,733	30.2%
	$1,589,090	$1,200,190	$388,900	32.4%

Income (loss) from operations:
Americas	$13,337	$2,653	$10,684	402.7%
EMEA	(824)	4,057	(4,881)	(120.3)%
Asia-Pacific	11,756	6,137	5,619	91.6%
Other (1)	(690)	(3,017)	2,327
	$23,579	$9,830	$13,749	139.9%

(1)	Includes certain corporate expenses that were not allocated to a specific segment for management reporting purposes.

Americas

Net Sales

In our Americas region, net sales increased $202.4 million, or 37.6%, to $741.3 million in 2006 from $538.8 million in 2005. The increase was primarily due to unit shipment growth in our LCD, LCD TV and projector products of 93.6%, 71.3% and 212.6%, respectively, driven by pricing strategies designed to gain market share and channel diversification. In addition, sales of our LCD TVs experienced higher ASPs in 2006 compared to 2005 due to a shift in mix to larger LCD TV sizes. These increases were partially offset by lower CRT unit shipments of 63.9% and lower ASPs for our LCD, projector and CRT products.

Income from Operations

In our Americas region, income from operations increased $10.7 million to $13.3 million in 2006 from $2.7 million in 2005. The increase was primarily due to the increase in net sales in 2006 compared to 2005 and lower selling, general and administrative expenses as a percentage of net sales of 7.0% in 2006 compared to 9.0% in 2005 mainly driven by lower personnel-related costs due to reduced headcount and lower advertising and marketing expenses. This increase was partially offset by lower gross profit margins of 8.8% in 2006 compared to 9.5% in 2005 primarily due to increased competition and pricing pressures resulting in higher product costs as a percentage of net sales.

EMEA

Net Sales

In our EMEA region, net sales increased $76.7 million, or 25.8%, to $374.3 million in 2006 from $297.5 million in 2005. The increase was primarily due to growth in our LCD and LCD TV unit shipments of 52.2% and 291.2%, respectively, driven by channel diversification and increased geographic coverage. This increase was partially offset by a decrease in CRT unit shipments of 11.8% and lower ASPs for our LCD, LCD TV and CRT products. Our EMEA region experienced increased sales in most countries particularly in Russia, Ukraine, Sweden, Greece, Spain and the Middle East. In addition, foreign currency translation had a favorable impact on our net sales due to the 11.9% stronger Euro exchange rate compared to the U.S. dollar as measured from January 1, 2006 to December 31, 2006.

(Loss) income from Operations

In our EMEA region, income from operations decreased $4.9 million to a $0.8 million loss in 2006 from $4.1 million of income in 2005. The decrease was primarily due to a 0.8 percentage point decline in gross profit margins as a result of higher product costs as a percentage of net sales and higher inventory write-down expense resulting from an oversupply of LCD monitors in Russia during the first quarter of 2006. This decrease was partially offset by lower warranty costs of $0.9 million due to lower defect rates and improved operating efficiencies. Selling, general and administrative expenses increased as a percentage of net sales from 10.3% in 2005 to 11.0% in 2006 primarily due to a stronger Euro exchange rate compared to the U.S. dollar and higher advertising and marketing expenses in order to promote sales in a very competitive environment.

Asia-Pacific

Net Sales

In our Asia-Pacific region, net sales increased $109.7 million, or 30.2%, to $473.6 million in 2006 from $363.8 million in 2005. The increase was primarily due to an increase in unit shipments of our LCD and LCD TV products of 90.7% and 101.6%, respectively, as a result of our continued growth in the China market and expanded efforts in Taiwan, Australia, New Zealand, Korea and Southeast Asia. In addition, foreign currency translation had a favorable impact on our net sales due to the strengthening Chinese Yuan compared to the U.S. dollar throughout 2006. This increase was partially offset by a decrease in CRT unit shipments of 28.3%.

Income from Operations

In our Asia-Pacific region, income from operations increased $5.6 million, or 91.6%, to $11.8 million in 2006 from $6.1 million in 2005. The increase was primarily due to the increase in net sales and higher gross margins of 8.2% in 2006 compared to 7.4% in 2005 due to lower product costs as a percentage of net sales. This increase was partially offset by an increase in selling, general and administrative expense of $6.3 million mainly due to an increase in headcount as we continue to build our infrastructure to support our growing sales in the Asia-Pacific markets. Selling, general and administrative expenses as a percentage of net sales were 5.7% for 2006 and 2005.

Comparison of Years Ended December 31, 2005 and 2004

	Year Ended December 31,		Increase (Decrease)
($ in thousands)	2005	2004	$	%
Net sales:
Americas	$538,813	$610,644	$(71,831)	(11.8)%
EMEA	297,549	237,727	59,822	25.2%
Asia-Pacific	363,828	255,962	107,866	42.1%
	$1,200,190	$1,104,333	$95,857	8.7%

Income (loss) from operations:
Americas	$2,653	$1,599	$1,054	65.9%
EMEA	4,057	(3,367)	7,424	220.5%
Asia-Pacific	6,137	(11,122)	17,259	155.2%
Other (1)	(3,017)	(4,075)	1,058
	$9,830	$(16,965)	$26,795	157.9%

(1)	Includes certain corporate expenses that were not allocated to a specific segment for management reporting purposes.

Americas

Net Sales

In our Americas region, net sales decreased $71.8 million, or 11.8%, to $538.8 million in 2005 from $610.6 million in 2004. The decrease was primarily due to lower per unit ASPs reflecting the effects of competition and reduced selling price associated with advances in display technology.

Income from Operations

In our Americas region, income from operations increased $1.1 million to $2.7 million in 2005 from $1.6 million in 2004. The increase was primarily due to lower selling, general and administrative expenses of $16.6 million driven by lower advertising and marketing expenses, and lower personnel costs resulting from headcount reductions. This increase was partially offset by lower gross margins of 9.5% in 2005 compared to 10.9% in 2004 primarily due to higher product costs as a percentage of net sales.

EMEA

Net Sales

In our EMEA region, net sales increased $59.8 million, or 25.2%, to $297.5 million in 2005 from $237.7 million in 2004. The increase was primarily due to the region’s expansion in sales to Russia, Ukraine, Middle East and Eastern Europe partially offset by the effects of a decrease in net sales in the Mediterranean and the strengthening of the U.S. dollar against the Euro reducing net sales. In addition, net sales increased due to the shift in the product mix to larger screen sizes, significant growth in the units sold and a shift in the ratio of sales from CRT to LCD products.

Income (loss) from Operations

In our EMEA region, income from operations increased $7.4 million to $4.1 million in 2005 from a loss of $3.4 million in 2004. The increase was primarily due to increased net sales and lower selling, general and administrative expenses as a percentage of net sales of 10.3% in 2005 compared to 13.1% in 2004 as a result of a stronger U.S dollar exchange rate compared to the Euro and improved operating efficiencies.

Asia-Pacific

Net Sales

In our Asia-Pacific region, net sales increased $107.9 million, or 42.1%, to $363.8 million in 2005 from $256.0 million in 2004. The primary reason for the increase was our continued expansion into the China market. Net sales also increased due to higher unit shipments in Taiwan and emerging markets such as Southeast Asia. The increase in unit shipments was a result of expanding our customer base in all markets.

Income (loss) from Operations

In our Asia-Pacific region, income from operations increased $17.3 million to $6.1 million in 2005 from a loss of $11.1 million in 2004. The increase was primarily due to increased net sales, higher gross margin of 7.4% in 2005 compared to 6.1% in 2004 due to the decrease in the number of sales allowances offered during 2005 as compared to the LCD product oversupply period in 2004, and lower selling, general and administrative expenses of $5.8 million driven by lower account development fund expenses, lower advertising and marketing expenses and improvements in operating efficiencies. Selling, general and administrative expenses as a percentage of net sales decreased from 10.4% in 2004 to 5.7% in 2005.

Liquidity and Capital Resources

	Year Ended December 31,
	2006	2005	2004
	(in thousands)

Net cash (used in) provided by operating activities	$(4,634)	$(8,330)	$9,778
Net cash (used in) provided by investing activities	(1,480)	1,228	1,154
Net cash (used in) provided by financing activities	(19,326)	1,435	2,099
Net cash (used in) provided by discontinued operations	—	(1,284)	755
Effect of exchange rate changes on cash and cash equivalents	521	452	(117)
Net (decrease) increase in cash and cash equivalents	$(24,919)	$(6,499)	$13,669

As of December 31, 2006, we had cash and cash equivalents of $69.1 million. Our cash balances are held in numerous locations throughout the world. Most of the amounts held outside the United States can be repatriated to the United States, but under current law would be subject to U.S. federal income taxes, less applicable foreign tax credits. In certain countries, foreign exchange limitations limit the amount of cash that can be repatriated. Repatriation could result in additional U.S. federal income tax payments in future years. Where local restrictions prevent an efficient inter-company transfer of funds, our intent is that cash balances would remain in the foreign country and we would meet U.S. liquidity needs through ongoing cash flows from operations, external borrowings, or both. We utilize various tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We have available various credit lines in our Americas, EMEA and Asia-Pacific regions to meet expected and unexpected cash flow needs.

Operating Activities

Cash used in operating activities was $4.6 million in 2006 compared to $8.3 million in 2005 and cash provided by operating activities of $9.8 million in 2004. The $4.6 million use of cash in 2006 was primarily due to the lengthening of our cash conversion cycle as a result of a decrease in our days in accounts payable outstanding due to timing of payments to vendors at the end of the period compared to 2005, an increase in our days of sales outstanding due to a change in customer mix with longer average accounts receivable terms and a decrease in our days in inventory. This decrease was partially offset by net income from continuing operations and an increase in accrued promotional and other expenses. The $8.3 million use of cash in 2005 was primarily due to an increase in working capital requirements and a decrease in accrued promotional and other expenses, partially offset by a decrease in deferred tax assets and an increase in accrued warranty expense. The $9.8 million cash provided by operating activities was primarily due to a decrease in working capital requirements and an increase in accrued promotional and other expenses, partially offset by net losses from continuing operations.

Trade receivables increased $130.9 million in 2006 compared to a decrease of $6.1 million in 2005 and an increase of $22.2 million in 2004. The increase in 2006 was primarily due to an increase in net sales over 2005 and a change in customer mix with longer average accounts receivable terms. Days of sales outstanding increased to 48 days at December 31, 2006 from 45 days at December 31, 2005. The decrease in 2005 was primarily due to an improvement in days of sales outstanding to 45 days at December 31, 2005 compared to 46 days at December 31, 2004, partially offset by an increase in net sales over 2004. Payment terms vary by geographic location, and in some cases, a cash discount option is offered in addition to the standard payment terms.

Inventories increased $38.2 million in 2006 compared to an increase of $7.3 million in 2005 and an increase of $22.6 million in 2004. The increase in 2006 was primarily due to increased purchases of inventory to support our forecasted growth in 2007 net sales over 2006. Our inventory turns increased to eight turns at December 31, 2006 compared to seven turns at December 31, 2005. The increase in 2005 was primarily due to a build up of inventory to meet our higher level of forecasted sales in 2006 over 2005. Our inventory turns remained constant at seven turns at December 31, 2005 and 2004.

Accounts payable increased $120.4 million in 2006 compared to a decrease of $14.4 million in 2005 and an increase of $47.5 million in 2004. The increase in 2006 was primarily due to increased purchases of inventory and timing of payments to our suppliers. The decrease in 2005 was primarily due to the reduction in our inventory balances and timing of product payments.

Investing Activities

Cash used in investing activities was $1.5 million in 2006 compared to cash provided by investing activities of $1.2 million in both 2005 and 2004. The primary reason for the variance between periods was the timing and amount of sales and purchases of investments. In addition, 2006 and 2005 included deposits paid for the purchase of buildings in our Asia-Pacific region in the amounts of $2.3 million and $3.0 million, respectively.

Financing Activities

Cash used in financing activities was $19.3 million in 2006 compared to cash provided by financing activities of $1.4 million in 2005 and $2.1 million in 2004. In 2006, we redeemed all outstanding shares of our Series B Preferred Stock for $15.0 million and had net payments on borrowings of $4.6 million. The primary reason for the variance between 2005 and 2004 was lower net bank borrowings to fund operations in Asia-Pacific in 2005 compared to 2004.

On July 7, 2006, we issued an aggregate of 3.3 million shares of our Series C Preferred Stock to Intel Capital Corporation pursuant to the exercise of an outstanding warrant, dated January 10, 2002. The warrant had an exercise price of $0.01 per share and Intel paid an aggregate of $33,000 for the shares of Series C Preferred Stock.

Discontinued Operations

Cash flows used in operating activities from discontinued operations was $1.3 million in 2005 compared to cash provided by operating activities from discontinued operations of $0.9 million in 2004. The primary reason for the variance between 2005 and 2004 was the payment of trade accounts payable and accrued expenses in 2005.

Cash provided by investing activities from discontinued operations was $0.0 million in 2005 and $4.7 million in 2004. During 2004, we received proceeds from the sale of a majority-owned subsidiary in 2004.

There was no financing activity from discontinued operations in 2005. We borrowed $4.9 million in 2003 and repaid the balance in 2004.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commercial commitments at December 31, 2006. The table below excludes obligations related to accounts payable and accrued liabilities incurred in the ordinary course of business.

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)

Operating lease obligations (1)	$3,599	$1,959	$1,640	$—	$—
Bank borrowings	307	307	—	—	—
Subordinated notes payable - related party (2)	45,189	1,707	43,482	—	—
Total	$49,095	$3,973	$45,122	$—	$—

(1)
The amounts include our lease commitments under currently outstanding leases. We have the ability under the terms of our current leases to extend them and may elect to do so in the future. Amounts due under any such lease extensions are not included in the amounts above. For further information regarding the obligations of subsequent lease extensions, see Note 18 of the Notes to Consolidated Financial Statements.

(2)	Includes interest payable of $1.7 million in the less than 1 year category and $0.5 million in the 1-3 years category above.

On January 19, 2007, we entered into a lease agreement with Catellus Operating Limited Partnership for 298,050 square feet of office space at our existing principal office location in Walnut, California. The term of the lease commences on July 1, 2007 and runs through July 2014, subject to extension at our option under certain circumstances. The future minimum lease payments required under this operating lease are $0.4 million in 2007, $1.5 million in 2008, $1.6 million in 2009, $1.6 million in 2010, $1.7 million in 2011 and $4.6 million each year thereafter.

Credit Facilities

In the United States, we have a $60.0 million credit line that expires in March 2008. Advances bear interest at the prime rate plus 0.50% (8.75% and 7.75% at December 31, 2006 and 2005, respectively) with interest payable monthly. As of December 31, 2006 and 2005, there was no outstanding balance on the line-of-credit. All advances under the agreement are collateralized by substantially all of the assets of ViewSonic Americas. Under the agreement we are subject to various restrictive covenants, which, among other things, limit dividends (not to exceed $250,000 per year without the consent of the financial institution), capital expenditures and executive compensation and require us to maintain a minimum earnings before interest, taxes, depreciation and amortization amount. We are not required to comply with the restrictive covenants when borrowing capacity exceeds $15.0 million. There were no outstanding borrowings against this facility as of December 31, 2006 and 2005.

In Europe, we have a $20.0 million line-of-credit facility with a financial institution. This line-of-credit is secured by trade receivables and inventory of ViewSonic Europe Limited. Advances bear interest at Libor plus LIBOR plus a margin (7.58% and 6.39% as of December 31, 2006 and 2005, respectively). There were no outstanding borrowings against this facility as of December 31, 2006 and 2005.

Certain of our other international subsidiaries also have line-of-credit facilities with various financial institutions that are secured by certain of their assets. These credit facilities allow cash advances, letters of credit and bank guarantees. The aggregate borrowing limit was $23.7 million and $23.4 million at December 31, 2006 and 2005, respectively. These lines of credit had a weighted average interest rate of 7.23% and 6.37% at December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, there were outstanding cash advances of $0.3 million and $4.9 million, respectively.

As of December 31, 2006, we were in compliance with the covenants of all our borrowing arrangements.

Off-Balance Sheet Arrangements

During 2006, 2005 and 2004, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash balances, credit facilities and anticipated cash flows from operations will be sufficient to meet our operating, acquisition and capital requirements for at least the next 12 months. However, there is no assurance that we will not need to raise additional equity or debt financing within this time frame. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases or research and development expenditures, which could harm our business. Factors that could affect our cash used or generated from operations and, as a result, our need to seek additional borrowings or capital include:

•	Differences between payment terms for the purchase of key components and the sale of finished products;
•	Early-pay or pre-pay arrangements to secure lower pricing and capacity of key components or finished products;
•	Decreased demand and market acceptance for our products;
•	Inability to successfully develop our next-generation products;
•	Competitive pressures resulting in lower than expected average selling prices;
•	An adverse change in payment terms with our customers or our suppliers; or
•	New product announcements or product introductions by our competitors.

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

Revenue Recognition and Promotional Expenses

Revenues are recognized when risk of loss is transferred, persuasive evidence of an arrangement exists, the price is fixed or readily determinable, and collectability is probable. We extend rights of return to our customers, which are accrued for based on estimated future returns determined by using estimates and historical experience and reflected as reductions to revenues. The primary factors affecting our estimates include the estimated return rate and the number of units shipped that still have a specified right of return as of the balance sheet date. If actual returns exceed our estimated returns, additional reductions to revenue would be recorded in the period the adjustments are made.

We offer several customer and distributor incentive programs, including price protection, rebates, promotions and other volume-based incentives, which are recorded as reductions to revenue. Certain incentive programs require us to estimate, based on historical experience and other factors, the number of customers who will actually redeem the incentive. Future market conditions and product transitions may require us to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. We estimate our promotions in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) (“EITF 01-9”), which requires us to record sales allowances as a reduction of our revenue in our statement of operations. We offer sales allowance programs, which can generally be categorized as rebates, price protection and other "meet the competition" discounts (i.e., discounts offered to meet our competition's prices on comparable products). We consider these sales incentives to be an adjustment of the selling price to our customers. In accordance with EITF 01-9, we recognize the maximum potential liability for our sales promotions in our statement of operations unless the estimated liability can be reduced based on relevant historical experience. We monitor our various sales incentive programs by customer on a monthly basis and assess the adequacy of our accruals for such programs as necessary. Over the past three years, such programs have averaged 7.5% of our net sales per year. Therefore, if our estimates were understated by 1% of our net sales for 2006, the negative impact to our net sales would be approximately $16.0 million.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is determined using an analysis to determine whether the balance of the account sufficiently adjusts the accounts receivable balance to its net realizable value. The analysis consists of applying a historical write-off percentage against the accounts receivable aging balance to determine whether the allowance for doubtful accounts balance is sufficient to cover expected future write-offs. We maintain an allowance for all customers based on a variety of factors, including the length of time receivables are past due, trends in overall rating of the total portfolio, macroeconomic conditions, significant one-time events and historical experience. Also, we record an additional allowance for individual accounts when we become aware of a customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, our estimates of the recoverability of receivables would be further adjusted. If our estimates for future bad debts are higher than recorded, this could result in higher bad debt expenses. We monitor customer credit limits and historical payment history on a monthly basis. As of December 31, 2006, we had $277.2 million of net trade receivables.

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method of accounting. We write down our inventory for estimated lower of cost or market which is equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. Other factors influencing these write downs include rapid technological changes, product life cycle and product pricing. We evaluate our inventory on a monthly basis and make necessary adjustments. Inventory write-downs totaled $14.0 million, $11.5 million and $9.8 million in 2006, 2005 and 2004, respectively. Our inventory write-downs as a percentage of cost of sales have averaged approximately 1% for 2006, 2005 and 2004.

We operate in a rapidly changing business environment in which changes in technology and customer demand may have a significant impact on the valuation of our inventory. We adjust our inventories for obsolescence, excess or amount in excess of net realizable value to reflect inventory at the lower of cost or market. Factors influencing these adjustments include changes in demand, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments are required if any of these factors differ from our estimates.

We review the amount of inventory in our various sales channels, sales forecasts and historical trends such as sell through activity, as well as price trends and other relevant data. Based upon this market information, we adjust our related inventory values. Major changes in inventory values usually relate to technological changes and market acceptance of new products, which are difficult to predict. If we are unable to properly monitor and manage our sales channel inventory and maintain an appropriate level and mix of products with our customers, we may experience inventory losses.

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

Warranty Provision

We provide product warranty programs on a worldwide basis that vary in term from 12 to 36 months. The length of the warranty period and the specific warranty coverage are based on the type of product and geographic location. We accrue for estimated warranty costs at the time the product is sold, and such amounts are based upon historical experience. The historical data that determines the warranty accrual and the overall estimate of the warranty reserve includes the following key factors: net cost of repair (repair costs less reimbursements from suppliers), defect rates, and total number of products under warranty. If our estimates for net cost of repair and defect rates are higher than recorded, this could result in higher future warranty expenses.

Patent Litigation Expenses

There are certain claims against us that are related to patent infringement cases. We accrue for these claims whenever we determine an unfavorable outcome is probable and the liability is reasonably estimable. The amount of the accrual is estimated based on a review of each individual claim, including the type and facts of the claim and an assessment of the claim’s merits. In accordance with Statement of Financial Accounting Standards, or SFAS No. 5, Accounting for Contingencies, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any pending legal matters will have an adverse material effect on our consolidated financial statements.

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

We account for our investments in privately-held companies under the cost method. Our investment in privately-held companies was valued at $0.1 million and $0.1 million as of December 31, 2006 and 2005, respectively. We are under no contractual obligation to provide additional funding to these privately held companies and do not exercise significant influence over them.

When events dictate, we perform an impairment analysis to determine whether the loss, if any, is other than temporary. Private and public securities investment impairments totaled $1.7 million, $1.8 million and $4.3 million in 2006, 2005 and 2004, respectively. In determining whether impairment exists, we evaluate the latest financial operating results of the investment and review discounted cash flow projections. The actual amount of impairment is based on the difference between the discounted cash flows versus the recorded value.

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets in accordance with SFAS 109, Accounting for Income Taxes.

The establishment of a valuation allowance requires the assessment of both positive and negative evidence. This evidence includes our past and projected future performance, the market environment in which we operate, the utilization of past tax credits and the length of the carry-back and carry-forward periods of net operating losses. As of December 31, 2006, we had a valuation allowance of $10.8 million of which $10.3 million was against domestic net deferred income tax assets.

Pursuant to Accounting Principles Board Opinion No. 23, Accounting for Income Taxes-Special Areas (“APB 23”), we do not provide for federal income taxes or tax benefits on the undistributed earnings associated with the non-U.S. operations. In the event some or all of the earnings were distributed to the U.S. entity, some portion of the distribution would be subject to both U.S. income taxes and foreign withholding taxes. However, foreign tax credits may become available to reduce or eliminate the U.S. income tax liability.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 will be effective for us on January 1, 2007, and will require adjustment to the opening balance of retained earnings (or other components of shareholders’ equity in the statement of financial position) for the cumulative effect of the difference in the net amount of assets and liabilities for all open tax positions at the effective date. We are currently in the process of determining the effect, if any, FIN 48 will have on our financial statements.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. We are currently assessing the effect SFAS 159 may have, if any, on our consolidated financial statements when adopted on January 1, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-model value. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 will be effective for us beginning January 1, 2008. We are in the process of determining the effect, if any, this statement will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides guidance for quantifying financial statement misstatements. We adopted the provisions of SAB 108 in 2006. The adoption did not have a material effect on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 will be effective for us on January 1, 2007, and will require adjustment to the opening balance of retained earnings (or other components of shareholders’ equity in the statement of financial position) for the cumulative effect of the difference in the net amount of assets and liabilities for all open tax positions at the effective date. We are currently in the process of determining the effect, if any, FIN 48 will have on our financial statements.

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

We have significant European and Asia-Pacific net sales denominated in the Euro and Chinese Renminbi. Product shipping, and selling, general and administrative costs associated with a portion of these sales are U.S. dollar-denominated. During 2006, the Euro-to-U.S. dollar foreign currency exchange rate strengthened against the U.S. dollar increasing 1% on an average annual basis compared to the average in 2005. The strengthening of the Euro positively impacted our 2006 net sales and income from operations by $0.6 million and $0.2 million, respectively, assuming all other factors remain constant. During 2006, the Chinese Renminbi-to-U.S. dollar foreign currency exchange rate strengthened against the U.S. dollar increasing 3% on an average annual basis compared to the average in 2005. The strengthening of the Chinese Renminbi positively impacted our 2006 net sales and income from operations by $6.9 million and $6.4 million, respectively, assuming all other factors remain constant. Historically, sales of our products have benefited from effects of the weakening U.S. dollar, which make our products more affordable in several markets. However, in periods of a strengthening U.S. dollar, our revenues measured in U.S. dollars are negatively impacted, while our cost of sales remains fairly constant, resulting in lower gross profit. In addition, we must manage our account receivables and inventory balances in order to limit our foreign currency exposure to a strengthening U.S. dollar. We are currently in the process of evaluating various foreign currency hedging strategies to minimize the effects of foreign currency fluctuations on our operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ViewSonic Corporation
Walnut, California

We have audited the accompanying consolidated balance sheets of ViewSonic Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ViewSonic Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statement taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2005 the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards, No. 123, Accounting for Stock-Based Compensation. In 2006, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

DELOITTE & TOUCHE LLP
Los Angeles, California
March 15, 2007

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(Amounts in thousands, except share information)

ASSETS	2006	2005
Current assets:
Cash and cash equivalents	$69,079	$93,998
Trade receivables, net	277,162	145,982
Other receivables	7,213	7,013
Inventories	194,049	155,389
Deferred income taxes	7,734	3,194
Prepaids and other current assets	3,670	2,736
Income taxes receivable	152	761
Current assets of discontinued operations	-	195
Total current assets	559,059	409,268
Property, plant and equipment, net	14,445	12,929
Long-term investments	237	2,676
Goodwill	1,347	1,347
Other assets, net	3,549	6,505
Total assets	$578,637	$432,725
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank borrowings	$307	$4,852
Account payable	388,554	266,867
Accrued promotional expenses	25,852	22,663
Accrued warranty expense	24,455	21,350
Other accrued expenses	32,446	20,614
Current liabilities of discontinued operations	-	195
Total current liabilities	471,614	336,541
Subordinated notes payable - related party	43,000	43,000
Convertible mandatorily redeemable preferred stock	-	14,952
Stockholders' equity:
Common stock, $.01 par value 600,000,000 shares authorized; 354,594,666 and 353,974,268 shares issued as of December 31, 2006 and 2005, respectively	3,546	3,540
Preferred stock, $.001 par value 22,800,000 shares authorized; 3,300,000 and 0 shares issued as of December 31, 2006 and 2005, respectively	3	-
Additional paid-in capital	94,181	93,716
Accumulated deficit	(31,468)	(55,611)
Accumulated other comprehensive loss	(2,239)	(3,413)
Total stockholders' equity	64,023	38,232
Total liabilities and stockholders' equity	$578,637	$432,725

The accompanying notes are an integral part of these consolidated financial statements.

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Amounts in thousands, except per share information)

	2006	2005	2004

Net sales	$1,589,090	$1,200,190	$1,104,333
Cost of sales	1,444,905	1,085,011	1,003,960
Gross profit	144,185	115,179	100,373
Selling, general and administrative expenses	120,606	105,349	117,338
Income (loss) from operations	23,579	9,830	(16,965)
Other income (expense):
Interest (expense) income, net	(198)	287	(1,291)
Other income (expense), net	3,764	(4,266)	2,542
Total other income (expense), net	3,566	(3,979)	1,251
Income (loss) from continuing operations before income taxes	27,145	5,851	(15,714)
Provision (benefit) for income taxes	2,954	14,659	(3,293)
Income (loss) from continuing operations	24,191	(8,808)	(12,421)
Loss from discontinued operations	-	-	(5,989)
Net gain on disposal of discontinued operations, net of tax	-	475	2,153
Net income (loss)	24,191	(8,333)	(16,257)
Preferred stock accretion	(48)	(1,524)	(1,372)
Net income (loss) available to common stockholders	$24,143	$(9,857)	$(17,629)
Basic earnings (loss) per share:
Continuing operations	$0.07	$(0.03)	$(0.04)
Discontinued operations	$-	$-	$(0.02)
Gain on disposal of discontinued operations	$-	$-	$0.01
Total basic earnings (loss) per share	$0.07	$(0.03)	$(0.05)
Diluted earnings (loss) per share
Continued operations	$0.07	$(0.03)	$(0.04)
Discontinued operations	$-	$-	$(0.02)
Gain on disposal of discontinued operations	$-	$-	$0.01
Total diluted earnings (loss) per share	$0.07	$(0.03)	$(0.05)
Basic weighted average shares outstanding	354,279	353,969	353,917
Diluted weighted average shares outstanding	360,432	353,969	353,917

The accompanying notes are an integral part of these consolidated financial statements.

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands)

					Additional		Other		Comprehensive
	Common Stock		Preferred Stock		Paid-In	Accumulated	Comprehensive		Income
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total	(Loss)

Balance - January 1, 2004	353,898	$3,539	-	$-	$92,105	$(28,125)	$(2,812)	$64,707
Comprehensive loss:
Net loss						(16,257)		(16,257)	$(16,257)
Other comprehensive income
(loss), net of tax:
Foreign currency translation							706	706	706
Unrealized (loss) on investments, less realized gains							(862)	(862)	(862)
Comprehensive loss									$(16,413)
Preferred stock accretion						(1,372)		(1,372)
Issuance of common stock	77	1			44			45
Rescission of common stock	(15)							-
Balance - December 31, 2004	353,960	3,540	-	-	92,149	(45,754)	(2,968)	46,967
Comprehensive loss:
Net loss						(8,333)		(8,333)	$(8,333)
Other comprehensive income (loss), net of tax:
Foreign currency translation							178	178	178
Unrealized (loss) on investments,less realized gains							(623)	(623)	(623)
Comprehensive loss									$(8,778)
Preferred stock accretion						(1,524)		(1,524)
Issuance of common stock	15	-			11			11
Stock-based compensation expense					1,556			1,556
Balance - December 31, 2005	353,975	3,540	-	-	93,716	(55,611)	(3,413)	38,232
Comprehensive loss:
Net loss						24,191		24,191	$24,191
Other comprehensive income (loss), net of tax:
Foreign currency translation							499	499	499
Reclassification of unrealized losses to earnings							675	675	675
Comprehensive income									$25,365
Preferred stock accretion						(48)		(48)
Issuance of common stock	620	6			230			236
Issuance of preferred stock			3,300	3	30			33
Stock-based compensation expense					205			205
Balance - December 31, 2006	354,595	$3,546	3,300	$3	$94,181	$(31,468)	$(2,239)	$64,023

The accompanying notes are an integral part of these consolidated financial statements.

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Amounts in thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$24,191	$(8,333)	$(16,257)
Gain (loss) on discontinued operations	-	475	(3,836)
Income (loss) from continuing operations	24,191	(8,808)	(12,421)
Adjustments to reconcile net income (loss) from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	2,771	3,107	3,555
Loss on disposal of property, plant and equipment	4	22	75
Provision for doubtful accounts	511	603	(257)
Net loss on sale and impairment of long-term investments	1,981	190	2,773
Deferred income taxes	(2,790)	12,481	(3,235)
Stock-based compensation expense	205	1,556	-
Changes in operating assets and liabilities:
Trade receivables	(130,853)	6,094	(22,215)
Other receivables	(123)	316	(1,858)
Inventories	(38,153)	(7,263)	(22,567)
Prepaids and other current assets	(854)	296	1,112
Accounts payable	120,363	(14,434)	47,516
Accrued promotional and other expenses	12,499	(8,356)	16,540
Accrued warranty expense	3,078	4,005	2,833
Income taxes payable/receivable	2,536	1,861	(2,073)
Net cash (used in) provided by operating activities	(4,634)	(8,330)	9,778
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	42	38	-
Purchase of property, plant and equipment	(1,292)	(1,282)	(2,981)
Proceeds from sale of long-term investments	1,600	3,168	2,716
Proceeds from sales of short-term investments	15,152	43,425	15,477
Purchase of short-term investments	(15,213)	(41,183)	(14,058)
Change in other assets	(1,769)	(2,938)	-
Net cash (used in) provided by investing activities	(1,480)	1,228	1,154
CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on bank borrowings	(4,595)	1,424	2,054
Proceeds from issuance of common stock	236	11	45
Proceeds from issuance of preferred stock	33	-	-
Redemption of preferred stock	(15,000)	-	-
Net cash (used in) provided by financing activities	(19,326)	1,435	2,099
CASH FLOW FROM DISCONTINUED OPERATIONS
Cash flow from operating activities	-	(1,324)	935
Cash flow from investing activities	-	40	4,687
Cash flow from financing activities	-	-	(4,867)
Net cash (used in) provided by discontinued operations	-	(1,284)	755
Effect of exchange rate changes on cash and cash equivalents	521	452	(117)
Net (decrease) increase in cash and cash equivalents	(24,919)	(6,499)	13,669
Cash and cash equivalents at beginning of period	93,998	100,497	86,828
Cash and cash equivalents at end of period	$69,079	$93,998	$100,497

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,377	$2,097	$2,234
Income taxes, net of refunds	$3,718	$2,362	$2,365

Supplemental disclosure of non-cash investing activity:
In 2006, non-cash activity included the reclassification of a $3.0 million deposit on a building made in 2005 from other assets to property, plant and equipment.

In 2005 and 2004, non-cash activities included unrealized holding losses on available for sale investments of $0.2 million and $2.2 million, net of taxes of $0.1 million and $0.6 million, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

VIEWSONIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1.	Organization and Business

ViewSonic Corporation, a Delaware corporation, and subsidiaries (the “Company”), was incorporated in 1987. The Company is a leading global provider of visual display technology, including CRT monitors, LCD displays, projectors, HDTV technology and the latest in mobile products including wireless display solutions.

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

Cash and Cash Equivalents — Cash and cash equivalents include currency on hand and time deposits with original maturities of less than three months.

Trade Receivables, Net — Trade receivables, net include an allowance for doubtful accounts of approximately $5.3 million, $5.0 million and $5.3 million as of December 31, 2006, 2005 and 2004, respectively. The allowance amount is determined by specific review of the receivable aging balances.

Other Receivables — This balance includes related party receivables (see Note 9) and other receivables.

Inventories — Inventories consist primarily of finished goods and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method of accounting. The Company writes down its inventory for estimated lower of cost or market which is equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. Other factors influencing these write downs include rapid technological changes, product life cycle and product pricing. The Company evaluates its inventory on a monthly basis and makes necessary adjustments. Inventory write-downs totaled $14.0 million, $11.5 million and $9.8 million in 2006, 2005 and 2004, respectively.

Property, Plant and Equipment, Net — Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is over the lesser of the lease term or useful life of the improvement.

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

Long-Term Investments — The Company's long-term investments include both publicly traded and privately held companies. None of the Company's investments represent ownership of more than 20% in the various companies. For the Company's publicly traded investments, the Company follows Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, or SFAS No. 115, and accounts for such investments as available for sale. Unrealized holding gains/losses are recorded in other comprehensive income/loss, net of tax. Any realized gains/losses are recorded in other income/expense and cost is determined by specific identification. The Company accounts for its privately held company investments under the cost method. When events dictate, the Company performs an impairment analysis to determine whether the loss, if any, is other than temporary. Private and public securities investment impairments totaled $1.7 million, $1.8 million and $4.3 million in 2006, 2005 and 2004, respectively. In determining if impairment exists, the Company's impairment policy is to consider the latest actual financial operating results, and review projections on a discounted cash flow model, if available.

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

Pursuant to Accounting Principles Board Opinion No. 23, Accounting for Income Taxes-Special Areas, (“APB 23”), the Company does not provide for income tax on the undistributed earnings associated with the non-U.S. operations. In the event some or all of the earnings were distributed to the Company, some portion of the distribution would be subject to both U.S. income taxes and foreign withholding taxes. However, foreign tax credits may become available to reduce or eliminate the U.S. income tax liability.

Promotional Pricing Incentives from Vendors — The Company receives promotional pricing incentives from several of its product vendors. The amount of the pricing incentives is based on the market competition and the quantity of historical purchases of these components from such vendors. The Company records the reimbursement from its vendors for these promotional pricing incentives when the Company is released of its legal liability. Promotional pricing incentives from its vendors totaled $7.5 million, $6.4 million and $3.9 million in 2006, 2005 and 2004, respectively, and are recorded as a reduction to cost of the related inventory.

Patent Litigation Expenses — There are certain claims against the Company that are related to patent infringement cases. The Company accrues for these claims whenever it determines an unfavorable outcome is probable and the liability is reasonably estimable. The amount of the accrual is estimated based on a review of each individual claim, including the type and facts of the claim and an assessment of the claim’s merits.

Revenue Recognition, Warranty and Promotions — Revenues are recognized when risk of loss is transferred, persuasive evidence of an arrangement exists, the price is fixed or readily determinable, and collectability is probable. The Company extends rights of return to its customers, which are accrued for based on estimated future returns determined by using estimates and historical experience. The Company offers promotions such as rebates, price protection and other incentives to customers in the normal course of business. Accruals for these promotions are provided for based on estimates and historical experience. Returns and promotions are charged against gross sales and were $130.4 million, $96.3 million and $126.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company also provides warranty programs worldwide, and each program is based on the specific products and geographic locations. Accruals are provided for such estimated future costs at the time the product is sold, and such amounts are based upon historical experience (see Note 14).

The Company occasionally requests that its contract manufacturers ship finished goods directly to its customers. However, the Company's primary business practice is to have finished goods delivered from its contract manufacturers directly to the Company's regional warehouses, where it is stored for eventual shipment to its customers. For vendor drop shipment sales, the Company retains title to the shipment from the time it leaves the contract manufacturer's port of choice, until the time title passes to the customer. The Company's vendor drop shipment revenue was $168.9 million, $101.8 million and $19.6 million in 2006, 2005, and 2004, respectively.

Advertising — Advertising costs, which include cooperative advertising, media advertising and production costs, are recorded as selling, general and administrative expenses in the period in which the advertising takes place. Advertising costs were $31.1 million, $23.7 million and $27.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Research and Development — Research and development expenses are recorded as selling, general and administrative expenses and were $0.9 million, $1.1 million and $1.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Other Income, Net — Other income, net consists primarily of realized investment gains (losses), foreign currency transaction gains (losses) and other miscellaneous income. See Note 4 for realized investment gains (losses), and for transaction gains (losses), see below for more information.

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

The Company had a net transaction gain of $5.2 million for the year ended December 31, 2006, a net transaction loss of $4.7 million for 2005 and a net transaction gain of $5.3 million for 2004.

Stock-Based Compensation — On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123R”), which revises Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), supersedes APB No. 25, Accounting for Stock Issued to Employees (“APB 25”) and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows (“SFAS 95”). Under SFAS 123R, the fair value of stock-based awards to employees must be estimated at the date of grant using an option pricing model and recognized as expense over the requisite service period for those awards that are ultimately expected to vest. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based awards under the provisions of SFAS 123 beginning in the second quarter of 2005 using the minimum value method to determine the fair value of its stock options. Prior to the second quarter of 2005, the Company accounted for its stock-based awards under the recognition and measurement principles of APB 25 and the disclosure only provisions of SFAS 123.

The Company adopted SFAS 123R using the prospective method. Under the prospective method, prior periods are not revised for comparative purposes. Non-public companies that previously applied SFAS 123 using the minimum value method would continue to account for unvested stock options outstanding at the date of adoption in the same manner as they had been accounted for prior to adoption. All awards granted, modified or settled after the date of adoption are accounted for using the measurement, recognition and attribution provisions of SFAS 123R.

In the second quarter of 2005, the Company adopted the fair value based method of accounting for stock-based compensation in accordance with the expense recognition provisions of SFAS 123 using the modified prospective method. Stock-based compensation expense for the year ended December 31, 2005 was $1.6 million and was estimated using the minimum value method as permitted under SFAS 123 to determine the fair value of stock options. Of this amount, $1.1 million related to the repricing of all outstanding stock options held by the Company’s employees, executive officers and members of the Board of Directors of record on March 2, 2005. There was no stock-based compensation expense recognized during the three months ended March 31, 2005 as the Company accounted for its employee stock option plans under the recognition and measurement principles of APB 25 and the disclosure only provisions of SFAS 123. Because the Company has historically granted at-the-money stock options with no intrinsic value on the date of grant, no compensation expense was recognized for stock options prior to the second quarter of 2005.

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

Fair Value of Financial Instruments — The Company's financial instruments recorded on the consolidated balance sheets include cash and cash equivalents, trade receivables, net, other receivables, accounts payable, bank borrowings, subordinated notes payable and convertible mandatorily redeemable preferred stock. Management believes that the recorded value of such financial instruments is a reasonable estimate of their fair value, except for the fair value of subordinated notes payable, which, due to its related party nature, is not determinable.

Concentration of Credit Risk and Major Customers and Suppliers — Trade receivables, net are unsecured, and the Company is at risk to the extent such amounts become uncollectible. The Company performs credit evaluations of each of its customers and maintains allowances for potential credit losses as needed.

Sales to certain customers generated over 10% of the Company’s total consolidated net sales. Sales to Ingram Micro Inc. for the years ended December 31, 2006, 2005 and 2004 were 11%, 11% and 14%, respectively, of the Company’s total consolidated net sales. Sales to Tech Data Corporation for the years ended December 31, 2005 and 2004 were 10% and 13%, respectively, of the Company’s total consolidated net sales. At December 31, 2006 and 2005, Ingram Micro Inc. accounted for 11% and 13%, respectively, of the Company’s total trade receivables, net. At December 31, 2005, Tech Data Corporation accounted for 5% of the Company’s total trade receivables, net.

Five suppliers accounted for 60% of total purchases for the year ended December 31, 2006 and 53% of accounts payable at December 31, 2006. For the year ended December 31, 2005, four suppliers accounted for 47% of total purchases and 64% of accounts payable at December 31, 2005. For the year ended December 31, 2004, four suppliers accounted for 53% of total purchases.

Derivatives — The Company did not hold any derivatives during 2006. On June 2, 2005, the Company entered into a foreign currency option contract to minimize the impact of foreign currency fluctuations on its business in Europe. The foreign currency option contract allowed the Company to sell 2.0 million Euros per month for an eight to twelve month term ending on June 28, 2006 at specific rates based on the spot rate in the market. This contract was not accounted for as a hedge under the SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Pursuant to the terms of the contract, the foreign currency option was terminated on November 7, 2005. Gains related to the foreign currency options were $0.7 million in 2005 and were recorded as part of other income (expense), net.

New Accounting Pronouncements - In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. The Company is currently assessing the effect SFAS 159 may have, if any, on its consolidated financial statements when adopted on January 1, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-model value. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 will be effective for the Company beginning January 1, 2008. The Company is in the process of determining the effect, if any, this statement will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides guidance for quantifying financial statement misstatements. The Company adopted the provisions of SAB 108 in 2006. The adoption did not have a material effect on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 will be effective for the Company on January 1, 2007, and will require adjustment to the opening balance of retained earnings (or other components of shareholders’ equity in the statement of financial position) for the cumulative effect of the difference in the net amount of assets and liabilities for all open tax positions at the effective date. The Company is currently in the process of determining the effect, if any, FIN 48 will have on its financial statements.

3.	Property, Plant and Equipment

Property, plant and equipment, net consist of the following at December 31 (in thousands):

	Useful Lives	2006	2005

Land		$4,458	$4,426
Building	30 years	8,556	5,437
Office equipment	3-5 years	22,237	21,595
Furniture and fixtures	4-5 years	5,125	5,086
Leasehold improvements	5-15 years	5,792	5,585
Construction in progress		0	27
		46,168	42,156
Accumulated depreciation and amortization		(31,723)	(29,227)
		$14,445	$12,929

The total depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was approximately $2.8 million, $3.1 million and $3.6 million, respectively.

4.	Long-Term Investments

The Company’s investment activity in other comprehensive income, net of tax, is as follows at December 31 (in thousands):

	2006	2005	2004

Beginning balance—unrealized (loss) gain	$(675)	$(52)	$810
Unrealized holding losses	—	(156)	(2,159)
Reclassification for realized losses (gains)	675	(467)	1,297
Ending balance—unrealized loss	$—	$(675)	$(52)

The Company's long-term investments are summarized as follows at December 31 (in thousands):

	2006		2005
	Market/ Carrying Value	Realized Loss	Market/ Carrying Value	Realized Gain (Loss)

Private securities—at cost	$110	$—	$110	$(797)
Available-for-sale equity securities—public	127	(2,066)	2,566	776
	$237	$(2,066)	$2,676	$(21)

	2005
	Market/ Carrying Value	Unrealized Holding Gain (Loss)

Available-for-sale equity securities—unrealized gains	$831	$62
Available-for-sale equity securities—unrealized (losses)	1,735	(1,188)
	$2,566	$(1,126)

There were no unrealized holding gains or losses recorded on the consolidated balance sheet as of December 31, 2006 as the Company determined that its unrealized holding losses related to its available-for-sale investments were other-than-temporary based on its evaluation of available evidence as of December 31, 2006. As a result, the Company recognized an impairment of $1.7 million during 2006 which is included in other income (expense), net, in its consolidated statement of operations.

5.	Bank Borrowings

In the United States, the Company has a $60.0 million credit line that expires in March 2008. Advances bear interest at the prime rate plus 0.50% (8.75% and 7.75% at December 31, 2006 and 2005, respectively) with interest payable monthly. As of December 31, 2006 and 2005, there was no outstanding balance on the line-of-credit. All advances under the agreement are collateralized by substantially all of the assets of ViewSonic Americas. Under the agreement the Company is subject to various restrictive covenants, which, among other things, limit dividends (not to exceed $250,000 per year without the consent of the financial institution), capital expenditures and executive compensation and require the Company to maintain a minimum earnings before interest, taxes, depreciation and amortization amount. The Company is not required to comply with the restrictive covenants when borrowing capacity exceeds $15.0 million. There were no outstanding borrowings against this facility as of December 31, 2006 and 2005.

In Europe, the Company has a $20.0 million line-of-credit facility with a financial institution. This line-of-credit is secured by trade receivables and inventory of ViewSonic Europe Limited. Advances bear interest at LIBOR plus a margin (7.58% and 6.39% as of December 31, 2006 and 2005, respectively). There were no outstanding borrowings against this facility as of December 31, 2006 and 2005.

Certain of the Company’s other international subsidiaries also have line-of-credit facilities with various financial institutions that are secured by certain of their assets. These credit facilities allow cash advances, letters of credit and bank guarantees. The aggregate borrowing limit was $23.7 million and $23.4 million at December 31, 2006 and 2005, respectively. These lines of credit had a weighted average interest rate of 7.23% and 6.37% at December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, there were outstanding cash advances of $0.3 million and $4.9 million, respectively.

As of December 31, 2006, the Company was in compliance with the covenants of all its borrowing arrangements.

6.	Income Taxes

The provision (benefit) for income taxes consists of the following for the years ended December 31 (in thousands):

	2006	2005	2004

Current:
Federal	$2,829	$(582)	$(92)
State	127	377	(83)
Foreign	2,788	2,383	117
Total current	5,744	2,178	(58)
Deferred:
Federal	(2,318)	9,906	(2,131)
State	0	2,972	(310)
Foreign	(472)	(397)	(794)
Total deferred	(2,790)	12,481	(3,235)
	$2,954	$14,659	$(3,293)

The components of deferred tax assets (liabilities) are as follows at December 31 (in thousands):

	2006	2005

Deferred tax assets
Current:
Accounts receivable, inventory, and warranty allowances	$8,622	$8,129
Accruals	3,230	1,842
State taxes	69	21
Unrealized foreign exchange gains	(92)	(204)
Other	688	214
Sub-Total	12,517	10,002
Valuation Allowance	(4,783)	(6,808)
Total current	7,734	3,194
Non-current:
Net operating loss carry-forwards	255	7,180
Depreciation and amortization	1,649	1,328
Foreign tax credit carry-forwards	3,280	2,472
Unrealized loss on securities	654	1,081
Other	213	219
Subtotal	6,051	12,280
Valuation allowance	(6,051)	(10,470)
Total non-current	—	1,810
Net deferred tax assets	$7,734	$5,004

The net deferred tax assets are reflected on the December 31, 2006 and 2005 consolidated balance sheets as a separately stated current asset of $7.7 million and $3.2 million, respectively, and a non-current asset (included within other assets) of $0 and $1.8 million, respectively.

During the second quarter of 2005, the Company recorded a $13.7 million valuation allowance against net deferred income tax assets in the United States. The valuation allowance was calculated pursuant to SFAS 109, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes the Company’s past and projected future performance, the market environment in which the Company operates, the utilization of past tax credits and the length of the carry-back and carry-forward periods of net operating losses. In determining that a valuation allowance was required, the Company placed added weight on the operating results of the past three years including 2005. In 2006, the Company reversed $1.1 million and $2.3 million of valuation allowances related to the its Asia-Pacific and Americas regions, respectively. In addition, the Company did not provide for U.S. income taxes on pre-tax income of $9.8 million for its Americas region due to the utilization of deferred tax assets which were previously subject to a full valuation allowance. As of December 31, 2006, the Company had $10.8 million of valuation allowances against its deferred income tax assets in the U.S. and the U.K., of which $10.3 million was against domestic net deferred income tax assets. The Company intends to maintain a valuation allowance until sufficient positive evidence, as contemplated by SFAS 109, exists in future periods to support its reversal.

The Company had net operating loss carry-forwards in various states totaling $1.0 million at December 31, 2006, which resulted in deferred tax assets of $0.1 million. These net operating loss carry-forwards begin to expire in 2010. In addition, the Company had approximately $0.2 million of non-U.S. net operating loss carry-forwards at December 31, 2006. The majority of the non-U.S. net operating loss carry-forwards relate to operations of subsidiaries in countries permitting indefinite carry-forward of losses. As discussed above, a valuation allowance has been provided against the net operating loss carry-forwards and other deferred income tax assets.

Income (loss) before taxes attributable to foreign operations was $11.3 million, $5.5 million and $(4.5) million for the years ended December 31, 2006, 2005 and 2004, respectively.

A reconciliation of the Company's provision (benefit) for income taxes to the U.S. federal statutory rate is as follows for the years ended December 31 (in thousands):

	2006 Amount	%	2005 Amount	%	2004 Amount	%

Provision (benefit) for income taxes at statutory rate	$9,501	35.0%	$2,047	35.0%	$(5,500)	(35.0)%
Nondeductible items	104	0.4	381	6.5	222	1.4
Change in valuation allowance	(6,444)	(23.7)	13,582	232.1	673	4.3
State taxes—net of federal benefit	127	0.5	245	4.2	(256)	(1.6)
Permanent and other items, including foreign income taxed at different rates	(334)	(1.3)	(1,596)	(27.3)	1,568	10.0

	$2,954	10.9%	$14,659	250.5%	$(3,293)	(20.9)%

7.	Convertible Mandatorily Redeemable Preferred Stock

On January 10, 2002, the Company entered into a Series B Preferred Stock Exchange and Warrant Purchase Agreement (the "Exchange Agreement") with Intel. Under the Exchange Agreement, Intel paid an additional $5.0 million, bringing the total cash paid to $15.0 million. The exchange was made for the 3.7 million shares of Series A Preferred Stock originally issued to Intel and related warrants. As consideration for the exchange, the Company issued 7.5 million shares of Series B mandatorily redeemable convertible preferred stock, par value of $.001 per share (the "Series B Stock") to Intel. Each share of Series B Stock was convertible into one share of common stock or redeemable for cash for $2.00 per share on January 10, 2006. In connection with such issuance, the Company granted to Intel 3.3 million Interest Warrants and 7.5 million Valuation Warrants to purchase Series C Preferred Stock (par value of $.001 per share). The Interest Warrants vested on January 10, 2006, have an exercise price of $.01 per share and 3.3 million shares were exercised on July 7, 2006. The Valuation Warrants were immediately vested, have an exercise price of $2.00 per share and 7.5 million expired on July 10, 2006. The Company accreted the value of the Series B Stock from its initial value of $9.8 million to the redemption price of $15.0 million. Such accretion totaled $48,000, $1.5 million, and $1.4 million for the years ended December 31, 2006, 2005, and 2004, respectively. On January 10, 2006, the Company redeemed its outstanding Series B Stock for $15.0 million, representing the full redemption price for such Series B Stock.

Intel was entitled to dividends payable when and if declared by the Board. The dividends would be cumulative and would be paid prior to payment of any dividend with respect to the common stock. No dividends were declared for the years ended December 31, 2006, 2005, and 2004, respectively.

The Series C preferred stock (the “Series C Stock”) is convertible into the Company’s common stock at any time on a one-to-one ratio based upon a conversion price initially set at $2.00 per share. The conversion ratio may be adjusted upon the issuance of additional shares of common stock at an issue price that is less than the initial $2.00 conversion price of the Series C Stock, subject to certain exceptions. The Series C Stock shall automatically convert into the Company’s common stock upon the occurrence of certain events including an initial public offering under certain restrictions, or a majority vote by the holders of Series C Stock. Each holder of the Series C Stock is entitled to voting rights under applicable law. In addition, the Company’s certificates of incorporation possess certain protective provisions which require the consent of the holders of Series C Stock. The holders of Series C Stock are entitled to receive dividends, when and if declared by the Board of Directors. Such dividends will be non-cumulative. No dividends will be payable on the Company’s common stock unless equal or greater dividends have been declared and paid to the holders of the Series C Stock. The Series C Stock has a liquidation preference of $2.60 per share, plus any declared and unpaid dividends. Upon a liquidation, dissolution or winding up of the Company, the holders of the Company’s common stock and Series C Stock shall participate in the remaining assets of the Company on a pro rata basis.

On December 7, 2006, the Company filed its Fourth Amended and Restated Certificate of Incorporation (the “Restated Charter”) with the Secretary of State of the State of Delaware to amend and restate the Company’s Third Amended and Restated Certificate of Incorporation in its entirety to, among other things, (i) decrease the authorized number of shares of the Company’s capital stock from 650.0 million to 622.8 million; (ii) decrease the number of authorized shares of the Company’s preferred stock from 50.0 million to 22.8 million; (iii) decrease the number of shares designated as Series B preferred stock from 12.5 million to zero and eliminate all references to the Company’s Series B Preferred Stock; (iv) decrease the number of shares designated as Series C Stock from 18.0 million to 3.3 million; and (v) remove the “Redemption” section set forth in Article IV(D)(8). The Restated Charter was approved by the Board of Directors of the Company on September 22, 2006 and then approved by the Company’s stockholders in an action by written consent as of December 6, 2006.

8.	Stockholders' Equity

A portion of the Company's retained earnings is restricted based on certain regulations governing a subsidiary in Taiwan. The total amount of restricted retained earnings was approximately $2.6 million and $2.8 million at December 31, 2006 and 2005, respectively.

9.	Related Party Transactions

The Company sells inventory to several related parties, which include a company where an officer is related to the principal stockholder. Net sales to these related parties were approximately $30.2 million, $22.4 million, and $24.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company had receivables of approximately $0.4 million and $1.5 million from these related parties at December 31, 2006 and 2005, respectively, which are included in other receivables.

At December 31, 2006, the Company had subordinated notes payable to its principal stockholder and related entities. The subordinated notes payable are not callable until the expiration date, April 12, 2008. The amounts outstanding at December 31, 2006 and 2005 were $43.0 million. The interest rate on the subordinated notes payable was 3.97% for the years ended December 31, 2006, 2005, and 2004. Interest expense related to this amount totaled $1.7 million for each of the years ended December 31, 2006, 2005 and 2004.

10.	Commitments and Contingencies

Lease Commitments — The Company leases certain facilities under lease agreements that expire at various dates through 2010. One lease provides for a five-year renewal option with accompanying cost-of-living rent increases. Commitments under the lease agreements also provide for the payment of property taxes, insurance, utilities and maintenance costs. The future minimum lease payments required under these operating leases are $2.0 million in 2007, $0.7 million in 2008, $0.6 million in 2009 and $0.4 million in 2010. Total rental expense for the years ended December 31, 2006, 2005, and 2004 was $3.2 million, $3.0 million and $2.8 million, respectively.

On January 19, 2007, the Company entered into a lease agreement for 298,050 square feet of office space at its existing principal office location in Walnut, California. For further information regarding this lease, see Note 18.

Litigation - The Company is involved in various legal matters in the normal course of its business. While the outcome of these proceedings and claims cannot be predicted with certainty, management believes that the ultimate outcome of such matters will not have a material adverse effect on the consolidated financial statements.

Four of the Company’s stockholders filed a purported derivative action against James Chu, the Company’s Chairman and Chief Executive Officer, and the Company on April 17, 2006 in the United States District Court for the Central District of California. The complaint alleged, among other things, that Mr. Chu breached various fiduciary duties by personally investing in certain of the Company’s suppliers, thereafter directing the Company’s contracts to these suppliers and failing to disclose such actions. Plaintiffs sought actual and punitive damages, attorneys’ fees, costs, disgorgement of alleged profits made by Mr. Chu, a declaratory judgment against Mr. Chu for alleged breaches of various fiduciary duties and an injunction prohibiting the award of contracts to suppliers in which Mr. Chu or his relatives have a financial interest. On October 11, 2006, plaintiffs voluntarily dismissed the complaint without prejudice. The same parties thereafter filed substantially the same action in California state court in which they make essentially the same allegations and press the same claims. After retaining independent counsel, the Company filed a motion to dismiss the complaint on various grounds. The hearing is scheduled for April 17, 2007. Based upon the information available to the Company to date, the Company is unable to determine the ultimate disposition of this matter. If resolved adversely, the matter may have a material adverse effect on the consolidated financial statements.

On July 27, 2006, the jury in the trial of LG Philips LCD Co. Ltd., (“LPL”) v. Tatung Company, Tatung Company of America, Inc., Chunghwa Picture Tubes Ltd. (“CPT”), and ViewSonic Corporation, pending in United States District Court, District of Delaware, (Case No. 05-292-JJF) delivered a verdict finding that each of the defendants, including the Company, had willfully infringed (through the doctrine of equivalents) a patent of LPL’s relating to electrostatic discharge. The jury awarded monetary damages of $52.5 million against CPT only. Although there is no monetary award against the Company, the finding of willful infringement, if upheld, may subject the Company to certain other relief including an award of some portion of LPL’s attorneys fees and/or exemplary damages as well as injunctive relief which may require the Company to, among other things, change its sourcing of certain LCD displays or key components. The Court has not entered judgment in the case. Instead, the Court has under submission the parties’ motions challenging various aspects of the jury’s verdict. While the outcome of these post-trial proceedings cannot be predicted with certainty, the Company does not believe that the outcome will have a material adverse effect on its consolidated financial statements.

On November 21, 2006, the jury in the trial of LG Philips LCD Co. Ltd., (“LPL”) v. Tatung Company, Tatung Company of America, Inc., and Chunghwa Picture Tubes Ltd. (“CPT”), pending in the United States District Court, Central District of California, (Case No. CV-02-6775 CBM) delivered a verdict finding that each of the defendants (the Company is not a defendant) had willfully infringed two patents of LPL’s relating to the design and manufacture of liquid crystal display modules (“LCDs”). The Court has not entered judgment in the case. The parties to the case are currently briefing post-trial motions challenging various aspects of the jury’s verdict. However, the Company is a defendant in the related case, LG. Philips LCD Co., Ltd. v. ViewSonic Corporation, also pending in the United States District Court, Central District of California (Case No. CV-03-2886 CBM), in which LPL alleges infringement of the same patents asserted in Case No. CV-02-6775 CBM above as a result of ViewSonic’s incorporation of CPT LCD’s into its products. The ViewSonic suit had been consolidated with the CPT case for pre-trial purposes. No trial date has been set and none is expected to be set as the patent issues have already been heard by the jury in the CPT case (Case No. CV-02-6775 CBM). If an injunction is entered against the CPT LCD panels, the Company may be required to change its sourcing of certain LCD displays. While the outcome of the post-trial proceedings in Case No. CV-02-6775 cannot be predicted with certainty, the Company does not believe that the outcome will have a material adverse effect on its consolidated financial statements.

On December 1, 2006, LG Philips LCD Co., Ltd. (“LPL”) filed a patent suit against Chi-Mei Optoelectronics Corporation (“CMO”), AU Optronics Corporation (“AUO”), AU Optronics Corporation America, Tatung Company, Tatung Company of America, Inc. and ViewSonic Corporation in the United States District Court, District of Delaware, alleging infringement of the same three LPL patents that were found to be valid and infringed in the two cases referenced above, i.e., CV-02-6775 and 05-292 JJF. Presumably, as with the other LPL suits identified above, the allegations against ViewSonic are based upon ViewSonic’s incorporation of CMO’s and AUO’s LCDs into its products. While the outcome of this case cannot be predicted with certainty, the Company does not believe that the outcome will have a material adverse effect on its consolidated financial statements.

Imposition of Additional Duties and Taxes— The European Union (the “EU”), issued notices stating that effective January 18, 2006, LCD monitors with DVI connectors would incur a 14% import duty tax. This change in tariff classification has made it more difficult for the Company to compete in the European Union and may result in a negative impact on the Company’s gross margins. To date, this change in classification has been applied prospectively. The Company believes that it is reasonably possible, but not probable, that the tariff could be applied retroactively. The Company will continue to monitor this situation and will work to change its business process to minimize any negative impact that may result from this new tariff.

Laws, Regulations and Directives — The Company is subject to local laws and regulations in the various regions in which the Company operates, including the EU. There are two particular EU directives that may have a material impact on the Company’s business.  The first is the Restriction of Certain Hazardous Substances Directive (“RoHS”) that restricts the distribution of certain substances, including lead, within the EU and is effective July 1, 2006.  In addition to specifying the elimination and/or reduction in the level of specified hazardous materials from the manufacture of the Company’s products, the Company must take reasonable measures to ensure that it is not being supplied with products containing the restricted chemical substances. The Company is working with suppliers to ensure that products placed on the market from July 1, 2006 are RoHS compliant products. The second directive is the Waste Electrical and Electronic Equipment Directive (“WEEE”) that became effective on August 13, 2005, and requires manufacturers or importers to provide a process of recycling all of its manufactured products or imports into the EU. Certain EU countries adopted WEEE on August 13, 2005. The majority of EU countries into which the Company’s European region sells its products have adopted the legislation. Certain countries, for example the United Kingdom and Spain, allow the Company to register as a producer and join a compliance program. Where this is the case, ViewSonic has registered as a producer and has joined a compliance program in order to comply with the obligations under WEEE. In other countries which do not allow the Company to register or where the Company does not qualify as a producer, the Company has taken steps to ensure that its distributors and resellers, to whom the WEEE compliance responsibility falls, are in compliance with WEEE. The Company is currently unable to assess the impact of these directives on the Company’s operations until more information becomes available, but at this time, the Company does not believe that these regulations will have a material impact on the Company’s business.

Income Tax Contingencies — The Company has recorded a $3.1 million liability related to certain tax positions. The resolution of such income tax contingencies is not expected to have an adverse material effect on the Company’s consolidated financial statements.

11.	Retirement Plans

The Company has a 401(k) plan (the domestic “401(k) Plan”) for its eligible domestic employees. The Company also has similar plans for its eligible foreign employees in certain of its foreign offices. Employer contributions made to the domestic 401(k) Plan and all other foreign plans during the years ended December 31, 2006, 2005 and 2004 were $1.1 million, $1.0 million and $1.0 million, respectively.

12.	Stock Options

The Company has two employee stock plans: the 1999 Stock Plan (the “1999 Plan”) and the 2004 Equity Incentive Plan (the “2004 EIP”). Upon approval of the 2004 EIP, the 1999 Plan was terminated (except for all options previously granted and outstanding under such plan). The 2004 EIP provides for the granting of stock options to eligible employees and non-employee directors. Options granted under this plan are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, vest over three or four years and expire ten years after their original date of grant. As the Company’s common stock is not publicly traded, the fair market value of the Company’s common stock is approved by the Company’s Board of Directors based on various information, assumptions and factors. As of December 31, 2006, there were 17.0 million shares available for future grants under the 2004 EIP.

Presented below is a summary of the stock option activity for all years presented:

				Weighted
		Weighted	Number of	Average
	Number of	Average	Options	Exercise
	Options	Price	Exercisable	Price
	(in 000's)	Per Share	(in 000's)	Per Share
Balance - December 31, 2003	32,263	$1.08	18,221	$1.05
Granted	-	-
Exercised	(77)	1.04
Cancelled	(4,297)	1.07
Balance - December 31, 2004	27,889	$1.08	20,196	$1.06
Granted	8,443	0.38
Exercised	(15)	0.86
Cancelled	(8,691)	0.38
Balance - December 31, 2005	27,626	$0.38	21,282	$0.38
Granted	2,314	0.53
Exercised	(620)	0.38
Cancelled	(3,979)	0.38
Balance - December 31, 2006	25,341	$0.40	19,909	$0.38

On May 9, 2005, the Company re-priced 23.8 million options to $0.38 per option, representing all outstanding options of current directors, officers and employees of record on March 2, 2005.

As of December 31, 2006, the weighted average remaining contractual term for stock options outstanding and exercisable was 5.72 years and 4.83 years, respectively. The total intrinsic value of options outstanding as of December 31, 2006 was $3.7 million. The total intrinsic value of options exercised during the year ended December 31, 2006 was $43,000. Total cash received from the exercise of employee stock options was $0.2 million for the year ended December 31, 2006.

The Company had 5.4 million shares of unvested stock options outstanding as of December 31, 2006, of which 4.7 million shares were ultimately expected to vest. The weighted average exercise price, total intrinsic value and weighted average remaining contractual term were $0.45, $0.4 million and 9.00 years, respectively.

The following table summarizes information for options outstanding at December 31, 2006:

		Weighted
		Average
	Number of	Remaining	Weighted	Number of
	Options	Contractual	Average	Options
	Outstanding	Term	Exercise	Exercisable
Range of Exercise Prices	(in 000's)	(in years)	Per Share	(in 000's)
$0.38	22,540	5.23	$0.38	19,770
$0.45	707	8.96	$0.45	139
$0.54	2,094	9.98	$0.54	-

Valuation and Expense Recognition of Stock-Based Awards under SFAS 123R

For the year ended December 31, 2006, stock-based compensation expense for employee stock options recognized was $0.2 million. No income tax benefit related to stock-based compensation expense was recognized during the year ended December 31, 2006.

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

All option awards were valued as a single award and amortized on a straight-line basis over the requisite service period. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31:

	2006	2005
Expected volatility	48%	0%
Risk-free interest rate	4.6%	3.9%
Expected dividend yield	0%	0%
Expected option life (in years)	6.25	4.00
Weighted average fair value of stock options granted (per share)	$0.28	$0.06

Upon adoption of SFAS 123R, the Company changed its expected volatility calculation to use an average of the expected volatilities of similar entities whose shares are publicly traded. In determining similarity of entities, the Company considered various factors including the industry, life cycle, size and financial leverage of such entities. The Company believes this method provides a more accurate estimate of stock price volatility over the expected life of the stock option awards. Prior to the adoption of SFAS 123R, the Company used the minimum value method to estimate the fair value of its stock options. Under the minimum value method, expected volatility is omitted and thus fair value calculated under this method is not comparable to one based on fair value.

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

SFAS 123R requires stock-based compensation expense to be recognized only for those stock options that are ultimately expected to vest. An estimate of forfeiture rate must be made and applied at the time of grant and revised in subsequent periods on a cumulative basis in the period of revision. The Company considered various factors including its actual historical experience of pre-vesting option forfeitures bifurcated by employee groups as the basis to arrive at an estimated average annual forfeiture rate of 4.6% for the twelve months ended December 31, 2006.

As of December 31, 2006, the remaining amount of unrecognized compensation cost related to employee stock options was $0.7 million, which is expected to be recognized over a weighted average period of 3.4 years.

13.	Business Segments

During the fourth quarter of 2006, the Company realigned its operating segments under a new methodology to allocate certain corporate overhead expenses and corporate benefits associated with its initiative to source LCD panels directly from the manufacturers to its operating segments. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined it has three reportable segments: Americas, EMEA (Europe, Middle-East and Africa) and Asia-Pacific. The Company believes that this segment information provides useful information for analyzing the underlying business results. The Company sells similar products in its segments, including CRT displays, LCD displays, projectors, HDTV technology and the latest in mobile products including wireless products. The type and class of customers, primarily distributors and retailers, are also similar across the product lines. The Company’s management evaluates the performance of and allocates resources to its segments based on net sales and operating income. Assets and liabilities are not allocated by segment for management reporting purposes.

The Company has two major products: visual displays (CRT and LCD computer monitors) and other products. Both products are sold in all of its markets. In aggregate, the Company's other products comprise 10.5%, 14.8% and 13.9% of units shipped in 2006, 2005 and 2004.

The following segment financial information is for the years ended December 31. The years ended December 31, 2005 and 2004 have been recast to conform to the current year presentation (in thousands):

	2006	2005	2004
Net sales:
Americas	$741,255	$538,813	$610,644
EMEA	374,274	297,549	237,727
Asia-Pacific	473,561	363,828	255,962
	$1,589,090	$1,200,190	$1,104,333

Income (loss) from operations:
Americas	$13,337	$2,653	$1,599
EMEA	(824)	4,057	(3,367)
Asia-Pacific	11,756	6,137	(11,122)
Other (1)	(690)	(3,017)	(4,075)
	$23,579	$9,830	$(16,965)

Assets:
Americas	$256,532	$204,302	$244,954
EMEA	139,787	120,109	101,194
Asia-Pacific	182,318	108,119	110,566
Assets held for sale	—	195	1,809
	$578,637	$432,725	$458,523

Depreciation and amortization:
Americas	$1,569	$1,917	$2,111
EMEA	356	268	265
Asia-Pacific	846	922	1,179
	$2,771	$3,107	$3,555

Capital additions:
Americas	$234	$826	$2,344
EMEA	112	122	307
Asia-Pacific (2)	3,965	334	571
	$4,311	$1,282	$3,222

(1)	Includes certain corporate expenses that were not allocated to a specific segment for management reporting purposes.

(2)	In 2006, non-cash activity included the reclassification of a $3.0 million deposit on a building made in 2005 from other assets to property, plant and equipment.

The Company's goodwill is recorded in its Americas segment. Inter-geographical sales were immaterial for the years ended December 31, 2006, 2005 and 2004. Sales to certain customers in the Company’s Americas, EMEA and Asia-Pacific segments generated over 10% of the Company’s total consolidated net sales. Sales to Ingram Micro Inc. for the years ended December 31, 2006, 2005 and 2004 were 11%, 11% and 14%, respectively, of the Company’s total consolidated net sales. Sales to Tech Data Corporation for the years ended December 31, 2005 and 2004 were 10% and 13%, respectively, of the Company’s total consolidated net sales. No other country or single customer generates over 10% of the Company’s total consolidated net sales. Five suppliers accounted for 60% of total purchases for the year ended December 31, 2006 and 53% of accounts payable at December 31, 2006. For the year ended December 31, 2005, four suppliers accounted for 47% of total purchases and 64% of accounts payable at December 31, 2005. For the year ended December 31, 2004, four suppliers accounted for 53% of total purchases.

The following table summarizes the Company's net sales and long-lived assets in different geographical locations for the years ended December 31 (in thousands):

	2006	2005	2004

Net sales:
United States	$566,916	$425,555	$533,992
Taiwan	101,375	95,215	137,280
China	260,569	202,389	118,593
Others	660,230	477,031	314,468
	$1,589,090	$1,200,190	$1,104,333

Long-lived assets:
United States	$2,727	$4,069	$5,323
Taiwan	8,846	8,975	9,816
China	3,808	440	617
Others	411	792	754
	$15,792	$14,276	$16,510

14.	Warranty

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

	Beginning				Ending
	Accrued	Additions	Payments		Accrued
	Warranty	Charged to	for Units		Warranty
	Liability	Expense	Returned	Adjustments(1)	Liability
December 31, 2006	$21,350	$21,721	$(13,889)	$(4,727)	$24,455
December 31, 2005	$17,365	$16,696	$(13,392)	$681	$21,350
December 31, 2004	$14,567	$13,688	$(11,290)	$400	$17,365

(1)	For 2006, the adjustment is primarily due to lower defect rates, partially offset by higher cost of repair.

15.	Earnings Per Share

The Company presents both basic and diluted earnings (loss) per common share (“EPS”) amounts. Basic EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted EPS amounts are based upon the weighted-average number of common and potential common shares, including warrants outstanding during the period.

Potential common shares are excluded from the computation in periods in which they have an anti-dilutive effect. The Company uses the treasury stock method to calculate the impact of outstanding stock options. Stock options for which the exercise price exceeds the average fair market value over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. On January 10, 2006, the Company redeemed all 7.5 million outstanding shares of Series B Stock and excluded such shares as it had an insignificant impact on the Company’s 2006 earnings per share calculations.

The basic and diluted EPS was calculated in accordance with EITF 03-06, Participating Securities and the Two Class Method under SFAS No. 128 (“EITF 03-06”). The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations (in thousands, except per share data):

	2006	2005	2004
Basic EPS:
Numerator:
Income (loss) from continuing operations (1)	$24,034	$(10,332)	$(13,793)
Loss from discontinued operations	$—	$—	$(5,989)
Gain on disposal of discontinued operations	$—	$475	$2,153
Denominator—weighted-average shares outstanding	354,279	353,969	353,917
Basic EPS
Continuing operations	$0.07	$(0.03)	$(0.04)
Discontinued operations	—	—	(0.02)
Gain on discontinued operations	—	—	0.01
Total Basic EPS	$0.07	$(0.03)	$(0.05)
Diluted EPS:
Numerator:
Income (loss) from continuing operations (1)	$24,034	$(10,332)	$(13,793)
Loss from discontinued operations	$—	$—	$(5,989)
Gain on disposal of discontinued operations	$—	$475	$2,153
Denominator:
Weighted-average shares outstanding	354,279	353,969	353,917
Stock options (2)	4,539	—	—
Interest warrants (3)	1,614	—	—
Total shares	360,432	353,969	353,917
Diluted EPS
Continuing operations	$0.07	$(0.03)	$(0.04)
Discontinued operations	—	—	(0.02)
Gain on discontinued operations	—	—	0.01
Total Diluted EPS	$0.07	$(0.03)	$(0.05)

(1)
In accordance with EITF 03-06, income (loss) from continuing operations includes the accretion for the mandatorily redeemable preferred stock. Income from continuing operations of $109,000 was allocated to preferred stock for the year ended December 31, 2006 and is excluded from the computation above. The EPS calculation reflects the allocation of income from continuing operations between common stock and preferred stock.

(2)
For the year ended December 31, 2006, 0.5 million shares were excluded from the diluted earnings per common share calculation because they were anti-dilutive. For the years ended December 31, 2005 and 2004, all stock options were excluded from the diluted earnings per common share calculation because they were anti-dilutive.

(3)
For the years ended December 31, 2006, 2005 and 2004, 4.0 million shares, 10.8 million shares and 10.8 million shares, respectively, of common stock issuable upon the exercise of outstanding warrants were excluded from the diluted earnings per share calculation because they were anti-dilutive.

16.	Discontinued Operations

On July 30, 2004, the Company completed the sale of Advanced Digital Optics, Inc. (“ADO”), a majority-owned subsidiary and recorded a $3.3 million gain, net of tax expense of $1.1 million. The cost basis of its investment in ADO was $4.1 million. The Company also incurred $0.3 million of expenses associated with the sale.

During the fourth quarter of 2004, the Company made the decision to dispose of VisionBank, one of its majority-owned subsidiaries. As of December 31, 2005 and 2004, the net liabilities of VisionBank were $0 and $1.8 million, respectively. VisionBank recorded a $0.5 million gain on the sale of its residual assets during the year ended December 31, 2005. The loss from discontinued operations of $3.8 million in 2004 represents the gain on the sale of a majority-owned subsidiary in the third quarter of 2004, which was offset by the loss from the closure of another subsidiary.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of these businesses are reported as discontinued operations for the periods indicated (in thousands):

Discontinued Operations	December 31, 2006	December 31, 2005	December 31, 2004
Net Sales	$—	$—	$10,616
(Loss) from discontinued operations (no tax benefit)	$—	$—	$(5,989)
Net gain on disposal of discontinued operations, net of tax $0, $0, and ($1,127), respectively.	$—	$475	$2,153

	December 31, 2006	December 31, 2005
Current assets	$—	$195
Other assets	—	—
Total assets	—	195
Accounts payable and accrued expenses	—	195

Net (liabilities)/assets of discontinued operations	$—	$—

17.	Quarterly Information (Unaudited)

The following table sets forth for the periods indicated selected unaudited quarterly financial information for 2006 and 2005.

	Quarter Ended
	2006				2005
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31 (2)
	(in thousands, except per share amounts)

Net sales	$326,794	$379,268	$426,445	$456,583	$273,912	$284,617	$316,678	$324,983
Cost of sales	296,578	349,070	383,992	415,265	245,843	257,502	288,482	293,184
Gross profit	30,216	30,198	42,453	41,318	28,069	27,115	28,196	31,799
Income (loss) from continuing operations before income taxes	4,802	622	11,457	10,264	(714)	(2,897)	3,037	6,425
Provision (benefit) for income taxes	1,226	97	860	771	(200)	13,396	1,021	442
Income (loss) from continuing operations	3,576	525	10,597	9,493	(514)	(16,293)	2,016	5,983
Income (loss) from discontinued operations	—	—	—	—	—	—	—	—
(Loss) gain on disposal of discontinued operations	—	—	—	—	(70)	780	(115)	(120)
Net income (loss)	3,576	525	10,597	9,493	(584)	(15,513)	1,901	5,863
Preferred stock accretion	(48)	—	—	—	361	375	389	399
Net income (loss) available to common stockholders	$3,528	$525	$10,597	$9,493	$(945)	$(15,888)	$1,512	$5,464
Basic earnings (loss) per share(1)	$0.01	$0.00	$0.03	$0.03	$(0.00)	$(0.05)	$0.00	$0.02
Diluted earnings (loss) per share(1)	$0.01	$0.00	$0.03	$0.03	$(0.00)	$(0.05)	$0.00	$0.02

(1)
Basic and diluted earnings per share are calculated based on net income (loss), excluding income from continuing operations allocated to preferred stock.  Net income (loss) includes income (loss) from continuing and discontinued operations.

(2)
During the fourth quarter of 2005, as a result of developments related to the tariff classification for certain LCD monitors, the Company recorded an adjustment of $3.2 million to reduce its accrual for potential duty taxes payable.

18.	Subsequent Events

On January 19, 2007, the Company entered into a lease agreement for 298,050 square feet of office space at its existing principal office location. The term of the lease commences on July 1, 2007 and runs through July 2014, subject to extension at the Company’s option under certain circumstances. The future minimum lease payments required under this operating lease are $0.4 million in 2007, $1.5 million in 2008, $1.6 million in 2009, $1.6 million in 2010, $1.7 million in 2011 and $4.6 million per year thereafter.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be disclosed under this Item 10 will be filed with the SEC in a subsequent filing of an amendment to our Form 10-K on or before April 30, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

The information required to be disclosed under this Item 11 will be filed with the SEC in a subsequent filing of an amendment to our Form 10-K on or before April 30, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed under this Item 12 will be filled with the SEC in a subsequent filing of an amendment to our Form 10-K on or before April 30, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed under this Item 13 will be filled with the SEC in a subsequent filing of an amendment to our Form 10-K on or before April 30, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be disclosed under this Item 14 will be filed with the SEC in a subsequent filing of an amendment to our Form 10-K on or before April 30, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements.

The following documents are included as Part II, Item 8 of this Annual Report on Form 10-K:

(2)	Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts

The following table summarizes our activity in the promotional allowances as of December 31 (in thousands):

	2006	2005	2004
Accrued Promotional Expenses (1)
Balance, beginning of period	$22,663	$30,267	$15,779
Additions to allowance, net of recoveries	92,796	89,796	128,142
Deductions	(89,607)	(97,400)	(113,654)
Balance, end of period	$25,852	$22,663	$30,267

(1)	Consists of promotional expenses as described below:
(a)	Promotions such as rebates, price protection and other incentives to customers in the normal course of business.
(b)
Our gross sales and cost of sales are adjusted for our estimate of future returns in our statement of operations. The returns reserve represents the estimated returns-related gross profit for future returns that still have an expected right of return.

(c)	Account development funds (cooperative advertising and marketing funds) presented in SG&A on the income statement.
(d)	Freight allowance presented in cost of sales within the income statement.

Accrued promotional expenses excludes certain sales allowance expense net of off-invoice discounts, cash discounts and miscellaneous allowances, which are recorded against accounts receivable.

The following table summarizes the Company's activity in the accounts receivable allowance as of December 31 (in thousands):

	2006	2005	2004
Allowance for Doubtful Accounts
Balance, beginning of period	$4,975	$5,327	$4,192
Additions to allowance	511	381	(257)
Deductions net of recoveries	(203)	(733)	1,392
Balance, end of period	$5,283	$4,975	$5,327

(3)	Exhibits.

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2007.

VIEWSONIC CORPORATION

By: /s/ James Chu
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James Chu and James A. Morlan, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James Chu	Chairman of the Board of Directors and Chief Executive	March 15, 2007
James Chu	Officer (Principal Executive Officer)

/s/ James A. Morlan	Chief Financial Officer	March 15, 2007
James A. Morlan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Matthew E. Massengill	Director	March 15, 2007
Matthew E. Massengill

/s/ William J. Miller	Director	March 15, 2007
William J. Miller

/s/ Bruce L. Stein	Director	March 15, 2007
Bruce L. Stein

/s/ Luc H. Vanhal	Director	March 15, 2007
Luc H. Vanhal

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Amended and Restated Bylaws.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3) +	1999 Stock Plan.
4.3(4) +	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 Stock Plan.
4.4(5)	Specimen Stock Certificate.
4.5(6) +	2004 Equity Incentive Plan and form of Stock Option Agreement.
4.6(7) +	Form of Non-Statutory Stock Option Grant Notice under the 2004 Equity Incentive Plan for use pursuant to the Long Term Incentive Program.
4.7(8) +	Form of Stock Option Agreement under the 2004 Equity Incentive Plan for use pursuant to the Long Term Incentive Program.
10.1(9)	Form of Indemnity Agreement.
10.2(10)	Amended and Restated Investor Rights Agreement, dated December 5, 2003.
10.3(11)	Subordinated Promissory Note, issued to James Chu, dated December 1, 2001.
10.4(12)	Subordinated Promissory Note, issued to Keypoint Investments, L.P., dated December 1, 2001.
10.5(13)	Financing Agreement between ViewSonic Corporation and The CIT Group/Business Credit Inc., dated December 18, 2001.
10.6(14)	Second Amendment to Financing Agreement by and between ViewSonic Corporation and The CIT Group/Business Credit Inc., dated March 16, 2005.
10.7(15)	Letter Agreement by and between ViewSonic Corporation and The CIT Group/Business Credit Inc., dated March 16, 2005.
10.8(16)	Build to Suit Industrial Lease between ViewSonic Corporation and Catellus Development Corporation, dated June 25, 1996.
10.9(17)	First Amendment to Lease between ViewSonic Corporation and Catellus Development Corporation, dated December 18, 1998.
10.10(18)	Second Amendment to Lease between ViewSonic Corporation and Catellus Development Corporation, dated March 6, 2002.
10.11(19)†	Facility Agreement between ViewSonic Europe Limited and Burdale Financial Limited, dated June 24, 2004.
10.12(20)†	Deed of Debenture among ViewSonic Europe Limited, others as Chargors and Burdale Financial Limited, dated June 24, 2004.
10.13(21)	Pledge Agreement between ViewSonic Europe Limited and Burdale Financial Limited, dated June 24, 2004.
10.14(22)	Third Party Pledgeholder Agreement among ViewSonic Europe Limited, Burdale Financial Limited and Furness Logistics B.V., dated June 24, 2004.
10.15(23) +	2005 Non-Employee Director Cash Compensation Policy.
10.16(24)+	Matthew W. Milne's Offer Letter dated February 22, 2005.
10.17(25)+	Director’s Service Agreement, by and between Jan Jensen and ViewSonic Netherlands, dated January 10, 2006.
10.18(26)+	Director’s Service Agreement, by and between Jan Jensen and ViewSonic Europe Limited, dated January 10, 2006.
10.19(27)+	Director’s Service Agreement, by and between Jan Jensen and ViewSonic SARL, dated January 10, 2006.
10.20(28)	Lease Agreement by and between ViewSonic Corporation and Catellus Operating Limited Partnership, dated January 19, 2007.
10.21(29)	Long Term Incentive Program Summary of Terms.
21.1	List of Registrant's Subsidiaries.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (See page 58).
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

+	Management contract, compensatory plan or arrangement.

†	Confidential treatment has been requested for portions of this exhibit. The redacted portion have been filed separately with the Securities and Exchange Commission.

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

(1)	Incorporated by reference to Exhibit 3.1 to ViewSonic Corporation's Current Report on Form 8-K, (000-50730), filed with the Securities and Exchange Commission on December 8, 2006.
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

(6)	Incorporated by reference to Exhibit 99.2 to ViewSonic Corporation's Registration Statement on Form S-8 (333-118775) filed with the Securities and Exchange Commission on August 16, 2004.
(7)	Incorporated by reference to Exhibit 4.6 to ViewSonic Corporation's Current Report on Form 8-K, (000-50730), filed with the Securities and Exchange Commission on February 7, 2007.
(8)	Incorporated by reference to Exhibit 4.7 to ViewSonic Corporation's Current Report on Form 8-K, (000-50730), filed with the Securities and Exchange Commission on February 7, 2007.
(9)
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

(14)	Incorporated by reference to Exhibit 10.6 to ViewSonic Corporation’s Annual Report on Form 10-K, (000-50730), filed with the Securities and Exchange Commission on March 29, 2005.
(15)	Incorporated by reference to Exhibit 10.7 to ViewSonic Corporation’s Annual Report on Form 10-K, as amended (000-50730), filed with the Securities and Exchange Commission on March 29, 2005.
(16)
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

(19)	Incorporated by reference to Exhibit 10.10 to ViewSonic Corporation's Quarterly Report on Form 10-Q, (000-50730), filed with the Securities and Exchange Commission on August 16, 2004.
(20)	Incorporated by reference to Exhibit 10.11 to ViewSonic Corporation's Quarterly Report on Form 10-Q, (000-50730), filed with the Securities and Exchange Commission on August 16, 2004.
(21)	Incorporated by reference to Exhibit 10.12 to ViewSonic Corporation's Quarterly Report on Form 10-Q, (000-50730), filed with the Securities and Exchange Commission on August 16, 2004.
(22)	Incorporated by reference to Exhibit 10.13 to ViewSonic Corporation's Quarterly Report on Form 10-Q, (000-50730), filed with the Securities and Exchange Commission on August 16, 2004.
(23)	Incorporated by reference to Exhibit 10.16 to ViewSonic Corporation's Annual Report on Form 10-K, (000-50730), filed with the Securities and Exchange Commission on March 29, 2005.
(24)	Incorporated by reference to Exhibit 10.17 to ViewSonic Corporation's Annual Report on Form 10-K, (000-50730), filed with the Securities and Exchange Commission on March 29, 2005.

(25)	Incorporated by reference to Exhibit 10.18 to ViewSonic Corporation's Annual Report on Form 10-K, (000-50730), filed with the Securities and Exchange Commission on April 3, 2006.
(26)	Incorporated by reference to Exhibit 10.19 to ViewSonic Corporation's Annual Report on Form 10-K, (000-50730), filed with the Securities and Exchange Commission on April 3, 2006.
(27)	Incorporated by reference to Exhibit 10.20 to ViewSonic Corporation's Annual Report on Form 10-K, (000-50730), filed with the Securities and Exchange Commission on April 3, 2006.
(28)	Incorporated by reference to Exhibit 10.21to ViewSonic Corporation's Current Report on Form 8-K, (000-50730), filed with the Securities and Exchange Commission on January 24, 2007.
(29)	Incorporated by reference to Exhibit 10.23 to ViewSonic Corporation's Current Report on Form 8-K, (000-50730), filed with the Securities and Exchange Commission on February 7, 2007.