Form 10-K/A
period 2006-12-31
VIEWSONIC CORP
filed 2007-04-30
CIK 1068806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
AMENDMENT No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer  ☐ Accelerated filer  ☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $19.0 million (based on the price per share of $0.45, as determined by the Board of Directors on April 6, 2006). Common stock held by each current executive officer and director and by each person who are known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on the registrant's records and is as of June 30, 2006. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of common stock outstanding was 354,594,666 shares and the number of shares of Series C preferred stock outstanding was 3,300,000 shares, each as of March 31, 2007.

EXPLANATORY NOTE: This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends Part IV, the Registrant’s Annual Report on Form 10-K, as filed by the Registrant on March 16, 2007 (the “Original Filing”), and is being filed solely to replace Part III, Item 10 through Item 14 and to update Item 15.  Except as otherwise stated herein, no other information contained in the Original Filing has been updated by this Amendment No. 1.  All of the information in this Amendment No. 1 does not modify or update disclosures in the Original Filing (including the exhibits to the Original Filing, except for Exhibit 10. 22 and the updated Exhibits 31.1 and 31.2) other than as set forth herein.

This Amendment No. 1 should be read in conjunction with our periodic filings made with the Securities and Exchange Commission, or the SEC, subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 31.2.

VIEWSONIC CORPORATION
ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
Amendment No. 1

FORWARD-LOOKING STATEMENTS

This Amendment No. 1 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include but are not limited to: statements related to industry trends and future growth in the markets for visual display technology products; our product development efforts; the timing of our introduction of new products; industry and consumer acceptance of our products; our ability to penetrate new markets; and future profitability. Discussions containing these forward-looking statements may be found in “Risk Factors,” “Business,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Annual Report on Form 10-K, as amended.  These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of the Annual Report. The "Risk Factors” section, among other things, should be considered in evaluating our prospects and future financial performance.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth as of April 20, 2007 the name, age and position of each person who serves as a ViewSonic executive officer and director:

Name
Executive Officers:	Age	Position
James Chu	49	Chairman of the Board and Chief Executive Officer
James A. Morlan	59	Chief Financial Officer
Robert J. Ranucci	42	Vice President, General Counsel and Secretary
Matthew W. Milne	39	President, ViewSonic Americas
H.C. Ho	54	President, Global Products and Solutions
Jan Jensen	44	President and Managing Director, ViewSonic Europe
Directors:
Matthew E. Massengill	46	Director
William J. Miller	61	Director
Bruce L. Stein	52	Director
Luc H. Vanhal	47	Director

James Chu founded ViewSonic and has served as our Chairman of the Board and Chief Executive Officer since our inception in 1987. From September 1986 to June 1987, Mr. Chu served as President of U.S. Operations of Behavior Tech Computer Corporation, a keyboard manufacturer.

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

Matthew W. Milne has served as our President of ViewSonic Americas since February 2005. From September 2004 to February 2005, Mr. Milne served as our Senior Vice President of Business Development and Strategy. From December 2002 to June 2004, Mr. Milne served as Senior Vice President and General Manager of Gateway Inc.'s Consumer Solutions Group. From March 2000 to December 2002, Mr. Milne was President of Cameo Technologies, Inc., a spin-off company from Western Digital Corporation. From June 1992 to March 2000, Mr. Milne held various senior-level positions at Western Digital Corporation. Mr. Milne holds a B.A. in Finance from California State University, Fullerton and an M.B.A. from California Polytechnic State University, Pomona.

Heng-Chun (“HC”) Ho has served as our President, Global Products and Solutions since November 2006.  Mr. Ho served as our President, Global Products Group from February 2005 to November 2006. From November of 2001 to October of 2004, Mr. Ho served as President and Chief Executive Officer of Sampo Corporation and Sampo Group, a consumer electronics and appliance manufacturer. From November of 1999 to November of 2001, Mr. Ho served as Vice Chairman and Chief Executive Officer of Sampo Technology Corporation. From July of 1993 to October of 1999, Mr. Ho served as Senior Vice President and General Manager of Primax Electronics Corporation. From June of 1991 to July of 1993, Mr. Ho served as Plant Manager at Qume ITT at Hsinchu Science Based Industrial Park. Mr. Ho holds a B.S. in Physics from Cultural University in Taipei.

Jan Jensen has served as our President & Managing Director of ViewSonic Europe since October 2004. From February 2003 to October 2004, Mr. Jensen served as Vice President Worldwide Sales Channels for Proxim Corporation, a networking equipment company. From October 2001 to January 2003, Mr. Jensen served as Deputy Chief Operating Officer for Metro International, a global media company. From June 1999 to September 2001, Mr. Jensen served as Vice President Business to Business for Gateway, Inc., in Europe, the Middle East and Africa. From August 1996 to May 1999, Mr. Jensen was Director of International Channel Management at Siemens Computer Systems Worldwide Headquarters, a German company.  Mr. Jensen has an M.S. from Aarhus School of Business Administration.

Matthew E. Massengill has served as a member of our Board of Directors since December 2003. He has been a member of the Board of Directors of Western Digital Corporation, a company that designs, develops, manufactures and sells hard disk drives, since November 2001; and Chairman of the Board of Directors from November 2001 to March, 2007. Mr. Massengill was Chief Executive Officer of Western Digital from January 2000 to October 2005; and President from January 2000 to December 2003. He previously served for more than five years in various executive capacities within Western Digital. He serves as a director of Microsemi Corporation, a semiconductor manufacturer specializing in system-engineered integrated circuits and high reliability discrete devices. Mr. Massengill holds a B.S. in Engineering from Purdue University

William J. Miller has served as a member of our Board of Directors since December 2003. Mr. Miller has acted as an independent director to several technology companies since October 1999. From April 1996 to October 1999, Mr. Miller was Chairman of the Board of Directors and Chief Executive Officer of Avid Technology, Inc., a provider of digital tools for multimedia. Mr. Miller also served as President of Avid Technology from September 1996 through October 1999. Mr. Miller serves as a director of NVIDIA Corporation, a visual computing technology company, Waters Corporation, a scientific instrument manufacturing company, Digimarc Corporation, a developer and provider of secure identification products and digital watermarking technology, Overland Storage, Inc., a provider of secure storage solutions, and Glu Mobile, Inc., a publisher of mobile games.  Mr. Miller holds a B.A. and a J.D. from the University of Minnesota.

Bruce L. Stein has served as a member of our Board of Directors since June 2003. Since April 2003, Mr. Stein has served as the Co-Chief Executive Officer of The Hatchery LLC, which creates and develops family and kids oriented consumer products and entertainment. From September 2001 to April 2003, Mr. Stein served as a consultant and director of Avalon Digital Systems, Inc. From October 1999 to September 2001, Mr. Stein served as Chief Executive Officer and a director for Radical Communications, Inc., a messaging solution provider, which was acquired by Avalon Digital Systems, Inc. Mr. Stein served in various positions at Mattel, Inc., a manufacturer of toy products, from August 1996 to March 1999, including President, Mattel Worldwide, Chief Operating Officer and as a director. From August 1995 to August 1996, Mr. Stein was Chief Executive Officer of Sony Interactive Entertainment Inc., a subsidiary of Sony Computer Entertainment America Inc. At various times between January 1995 and June 1998, Mr. Stein was a consultant to DreamWorks SKG, a motion picture company, Warner Bros. Entertainment, an entertainment company, and Mandalay Entertainment, a film production company. From January 1987 through 1994, Mr. Stein served as President of Kenner Products, Inc. Mr. Stein holds a B.A. from Pitzer College in Claremont and an M.B.A. from the University of Chicago.

Luc H. Vanhal has served as a member of our Board of Directors since June 2003. Since July 2005, Mr. Vanhal has served as Chief Financial Officer of Guthy-Renker, a worldwide leader in direct marketing. From August 2004 to July 2005, Mr. Vanhal served in a similar capacity at Belkin Corporation, a connectivity provider. From January 2001 to April 2004, Mr. Vanhal served as President and Chief Operating Officer of Vivendi Universal Games, Inc., a global developer, publisher and distributor of multi-platform interactive entertainment. From February 1999 to January 2001, Mr. Vanhal served as Chief Financial Officer of Vivendi Universal Games, Inc. From June 1990 to February 1999, Mr. Vanhal held several positions at The Walt Disney Company, including Chief Financial Officer for the Worldwide Consumer Products Division from 1997 to 1999. Mr. Vanhal holds a B.A. and an M.B.A. from the University of Leuven, Belgium.

There are no family relationships among any ViewSonic executive officers or directors.

Identification of Audit Committee and Financial Expert

We maintain an Audit Committee consisting of directors Messrs. Massengill, Miller, Stein and Vanhal. Mr. Vanhal serves as the Audit Committee Chairperson. Our Board has affirmatively determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the NASDAQ listing standards and under applicable SEC rules and regulations). SEC regulations require us to disclose whether our Board of Directors has determined that a director qualifying as a "financial expert" serves on our Audit Committee. Our Board of Directors has determined that Mr. Miller qualifies as a "financial expert" within the meaning of such regulations.

Board of Directors Nomination Procedures

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2006, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with.

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

Compensation Discussion and Analysis

Our compensation programs are designed to support our business goals and promote both our short-term and long-term growth. The Compensation Committee of the Board of Directors reviews and determines all components of executive compensation, including base salary, semi-annual cash incentive payments, equity awards, perquisites and other benefit programs. The Compensation Committee also consults with management regarding non-executive employee compensation programs.  Our named executive officers are our chief executive officer, chief financial officer, and three other most highly compensated executive officers who each earned in excess of $100,000 in total compensation in a particular year.

ViewSonic’s Compensation Philosophy

We believe we must maintain a flexible compensation structure to appropriately recognize and reward our executive officers and employees worldwide who are critical to our success.  Our compensation philosophy reflects the following key objectives:

•	attract and retain talented and experienced executive officers, whose knowledge, skills and performance are critical to our success;

•	align the interests of our executive officers with our stockholders’ interests;

•	ensure fairness among executive officers by recognizing the contributions each executive officer makes to our success; and

•	compensate our executive officers to manage our business to meet our short- term and long-term objectives.

Total compensation consists of the following:

•	Base salary;

•	Semi-annual cash incentive payments;

•	Equity awards;

•	Perquisites; and

•	Benefit programs.

To date, we have not utilized tally sheets in determining aggregate executive compensation.

Determining Executive Officer Compensation

The Compensation Committee meets in executive session to review and determine the compensation of our Chief Executive Officer.  For all other executive officers, the Compensation Committee meets in executive session with our Chief Executive Officer and members of our human resources department to consider and determine various elements of executive compensation.

To attract and retain executive officers with the ability and the experience necessary to lead ViewSonic and deliver performance to our stockholders, we strive to provide a total compensation package that is competitive with total compensation provided by other comparable companies.   In 2004, management engaged Watson Wyatt, an external compensation consultant, to compile a competitive compensation analysis of our executive positions, comparing our job descriptions to benchmark job descriptions in selected published salary surveys.  Jobs were matched based on duties and responsibilities, education and experience. Watson Wyatt provided market analysis reports showing the estimated market value for each job benchmarked.  In 2006, management engaged Compensia, Inc., an external compensation consultant, to undertake a full executive compensation analysis of our executive positions.   Based upon our philosophy of conducting compensation analysis every other year, neither the Compensation Committee nor management has engaged a compensation consultant for 2007.  To date, the Compensation Committee has not separately engaged a compensation consultant.  As the compensation consultants engaged by management have not otherwise been engaged to perform additional services for ViewSonic, we believe that such consultants are independent of management.

In May 2004, based upon a recommendation from Watson Wyatt, the Compensation Committee approved a set of peer companies for executive pay analysis. In May 2006, the Compensation Committee reapproved the use of the same list of companies.  Characteristics taken into account in determining comparable companies included: industry group, geographic location, revenue levels, status as a public or private company, market capitalization and financial performance.  For 2006, Compensia prepared a peer analysis based on data from the following sources:

•	Compensia’s proprietary High Technology Executive Compensation Survey, limited to companies with revenues between $1 billion and $3 billion;

•
Radford High Technology Executive Compensation Survey, a widely used independent survey based upon a blend of companies with revenues between $200 million and $1 billion and companies with revenues over $1 billion; and

•	Peer company public filings, based upon a list of peer companies recommended by Watson Wyatt in 2004.

While we are mindful of the compensation practices of our competitors, our compensation decisions are driven by many factors and do not rely solely upon benchmarking. The process for determining executive compensation includes a review of our executive compensation programs and practices, and an analysis, for each executive, of all elements of compensation.  In determining each element of compensation as it relates to each individual executive officer, the Compensation Committee considers the following individual factors:

•	the executive officer’s performance;

•	the scope of the executive officer’s responsibilities; and

•	the expected contributions of such executive officer to the success of our business.

The Compensation Committee compares each compensation component separately and in total to compensation at the peer group companies. The Compensation Committee also compares the compensation of executive officers with the compensation of other ViewSonic employees for internal pay equity purposes. In the first quarter of each year, the Compensation Committee has historically set semi-annual cash incentive targets; however, the Compensation Committee has not yet set the semi-annual cash incentive targets for 2007.  In the second quarter of each year, the Compensation Committee has historically established base salaries. Following the end of the second and fourth quarters, the Compensation Committee determines the semi-annual incentive cash payments.  As a private company, annual stock option grants are not made on any pre-determined schedule and are generally granted following the receipt of an independent valuation of the fair market value of our common stock.

Components of Executive Compensation

Base Salary

We set base salaries at levels we believe enable us to hire and retain individuals in a competitive environment and to reward performance of individuals against company-wide goals.  Base salaries of executive officers are reviewed on an annual basis, as well as at a time of promotion or other changes in responsibilities.  In determining the base salary for each of our executive officers the Compensation Committee considers the officer’s experience, position within ViewSonic and performance in the past year.  The Compensation Committee also reviews independently published survey data from Compensia and Radford. The Compensation Committee does not apply specific formulas to determine annual increases.  In 2006, base salaries were approximately 46% of the aggregate annual compensation of our named executive officers.

Semi-Annual Cash Incentive Payments

We believe that our cash incentive payment plans reward our executive officers for performance if our short-term goals are met, while permitting our executive officers to receive higher compensation for superior performance if such goals are exceeded. We utilize cash incentive payments to reward performance achievements within a time horizon of one year or less.  All of the corporate objectives set for 2006 were viewed by the executive team and the Compensation Committee as challenging and only deliverable if ViewSonic was extremely focused.

In December 2005, the Compensation Committee approved our 2006 Management Incentive Plan, or the 2006 Incentive Plan, which provides for target semi-annual cash payments ranging between 60% to 100% of the respective executive officer’s annual base salary. The threshold range of payouts that a Named Executive Officer could receive ranged between 28% to 47% of the respective executive officer’s base salary and the maximum award was set at 200% of each executive officer’s target incentive payment under the 2006 Incentive Plan.  For 2006, the potential annual cash incentive payments for our executive officers were weighted 70% on the achievement of corporate objectives and 30% on the achievement of individual objectives. Messrs. Chu and Morlan’s corporate objectives were based on ViewSonic net sales and net income.  In addition to ViewSonic net sales and net income, Messrs. Milne, Ho and Jensen’s corporate objectives were based on net sales and operating profit for their respective business units.  The actual cash incentive payments paid to each of our named executive officers for 2006 is presented in the “Summary Compensation Table” below.  In 2006, incentive payments were approximately 39% of the aggregate annual compensation of our named executive officers.

The Compensation Committee reviews annually: (i) the annual corporate objectives of ViewSonic, which for 2006 included net sales and net income goals on both a consolidated and business unit basis; and (ii) the general personal objectives of each executive officer as proposed by our Chief Executive Officer.  The Compensation Committee establishes the extent to which such objectives have been met for the purpose of determining each executive officer’s semi-annual cash incentive payments.  In reviewing the performance of each executive officer, the Compensation Committee also considers each executive officer’s level of leadership, teamwork and general participation in the development of individuals who report to the executive officer.  Our Compensation Committee has not adopted a semi-annual cash incentive payment plan for 2007, but we expect that our semi-annual cash incentive plan for 2007 will be similar to the 2006 Incentive Plan.

Equity Awards

We use stock option grants to align the financial interests of our executive officers with those of our stockholders and to reward executive officers for taking actions that benefit the long-term performance of ViewSonic.  The Compensation Committee has not adopted any program, plan or obligation to grant equity compensation on specified dates.  The Compensation Committee has not delegated the authority to make equity grants to any executive officer or a committee comprised of executive officers.  The Compensation Committee considers the recommendations of our Chief Executive Officer in determining stock option grants to our executive officers and other employees.  Stock options are granted with an exercise price equal to 100% of the fair market value of the shares on the date of grant and are only valuable if the value of our common stock increases after the stock option is granted.  As a privately-held corporation, our executive officers will only realize this value if we pursue a liquidity event such as an initial public offering or a merger or sale of ViewSonic. As our common stock is not publicly traded, we obtain on a yearly basis an independent valuation which the Compensation Committee considers together with all other relevant factors in determining the fair market of the shares of common stock on the date of grant.  The Compensation Committee seeks to maximize stockholder value by granting an appropriate level of options after considering individual performance and expected contribution, our growth and performance outlook, retention value of unvested options and market benchmarks of long-term incentive pay for executive officers in similar positions at our peer companies.  To date restricted stock awards have not been granted.  The stock option grants to each of our named executive officers in 2006 are presented in the table below entitled “Grants of Plan-Based Awards in 2006.”  In 2006, equity awards were approximately 1% of the aggregate annual compensation of our named executive officers.

2007 Long Term Incentive Program

The Compensation Committee has not historically granted equity awards with a performance component and did not make any such performance awards in 2006.  In February 2007, the Compensation Committee approved the ViewSonic 2007 Long Term Incentive Program.  The Compensation Committee established the Long Term Incentive Program to align the interests of our executive officers with those of our stockholders, as well as to support the retention of our executive officers. Members of our executive management team and other key members of senior management designated by the Compensation Committee are eligible to participate in the Long Term Incentive Program.

Under the Long Term Incentive Program, executive officers, other than our Chief Executive Officer, were granted options to purchase our common stock at a price per share of $0.54 under our 2004 Equity Incentive Plan to purchase the maximum number of shares that could vest under the stock option if both the revenue and net income performance targets set by the Compensation Committee are achieved at the 150% level. The maximum number of shares is referred to as the Maximum Award. The portion of the stock option in which a participant could potentially vest if 100% of the performance targets are achieved is referred to as the Target Award.  The Compensation Committee believes that the achievement of the Target Award is challenging but achievable given ViewSonic’s recent financial performance.  The Long Term Incentive Program requires the achievement of at least 100% of the performance targets for 2007 as a minimum threshold before any of the shares subject to the stock options vest. The achievement of the performance targets will be determined by the Compensation Committee after the completion of the 2007 audit for the year ended December 31, 2007. If the minimum thresholds are not achieved, the stock options granted under the Long Term Incentive Program will be automatically cancelled and forfeited in their entirety. If the minimum thresholds are achieved, the portion of the stock option, known as the Eligible Award (or the portion of Maximum Award that has vested and may continue to vest), will be determined by multiplying the Target Award by the percentage of achievement of the performance targets (a range of between 100% to 150% based on the levels achieved against both the performance targets).  The Eligible Award will vest 33 1/3% on the date it is determined that the performance targets have been met, 33 1/3% on February 2, 2009 and 33 1/3% on February 2, 2010.  In addition, the vesting of the stock option is contingent upon the participant’s continued service though the applicable vesting date and is subject to specified change in control and other conditions.

Named Executive Officer	Title	Target Award (100%)	Maximum Award (150%)

James A. Morlan	Chief Financial Officer	300,000	450,000

Matthew W. Milne	President, ViewSonic Americas	300,000	450,000

Heng-Chun Ho	President, Global Products and Solutions	300,000	450,000

Jan Jensen	President & Managing Director, ViewSonic Europe	150,000	225,000

The target award for each executive officer was determined based upon prior studies of comparable companies by Compensia and Watson Wyatt, our external compensation consultants.

Perquisites

We offer special perquisites based upon local market conditions and competition for executive level personnel.  Executives may be offered perquisites such as car allowances, company cars, gasoline allowances, housing allowances and personal travel allowances.  The perquisites received by each of our named executive officers are presented in the “Summary Compensation Table” below. In 2006, perquisites were approximately 9% of the aggregate annual compensation of our named executive officers.

Severance and Change in Control Agreements

As we are not a publicly-traded corporation and are majority controlled by Mr. Chu and his affiliates, we do not have change-of-control agreements with our executive officers.  We have entered into severance arrangements with Messrs. Ho, Milne and Morlan and Jensen, as described more fully below, with terms that we believe are comparable to similarly situated executive officers at comparable companies; however, we do not have any policy with respect to entering into such arrangements with our executive officers in the future.

Pension Plans

We do not offer a ViewSonic funded pension program to our employees or our executive officers.  However, we contribute a certain amount for Jan Jensen, our President & Managing Director of ViewSonic Europe, Ltd., to an international government qualified pension plan of Mr. Jensen’s choice.  Mr. Jensen has directed us to deposit such amounts with PFA Pension, located in Copenhagen, Denmark. Mr. Jensen is one of our internationally-based executive officers. Please see the “Summary Compensation Table” below for this amount and the section entitled “Employment Agreements” for a description of our agreement with Mr. Jensen.

Indemnification Agreements; D&O Liability Insurance

We have entered and expect to continue to enter into agreements to indemnify our directors, executive officers and other employees as determined by our Board of Directors. These agreements provide for indemnification for related expenses including attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding.  We believe that indemnification agreements are necessary to attract and retain qualified persons as directors and officers. We also maintain directors’ and officers’ liability insurance for the benefit of such persons.

Other Benefits

Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life, disability, and accidental death and dismemberment insurance and pension or 401(k) plans, in each case on the same basis as other employees. Our executive officers and employees in Europe and Asia generally have somewhat different employee benefit plans than those offered in the United States, typically based on the requirements of their respective countries of domicile.

Executive Pay Decisions for 2006 and 2007

Base Salary

Each of our named executive officers’ base salaries in 2006 were increased as follows based on the recommendations from our external compensation consultants, individual performance factors and internal equity.  The 2005 and 2006 salary amounts were calculated based on each executive’s pay rate as of December 31, 2005 and December 31, 2006, respectively.

•	Mr. Chu, our Chief Executive Officer, received a salary increase of 10%, from $300,000 to $330,000;
•
Mr. Morlan’s base salary increased 3% on an annualized basis from $267,806 to $275,841.  The actual amount earned for 2006 as noted in the “Summary Compensation Table” below was $266,481 due to a personal leave of absence.

•	Mr. Milne, our President ViewSonic Americas, received a salary increase of 3%, from $321,678 to $331,329;
•	Mr. Ho, our President, Global Products & Solutions, received a salary increase of 2%, from $261,399 to $265,530; and
•	Mr. Jensen, our President, ViewSonic Europe Ltd., received a salary increase of 3%, from $306,270 to $316,385.

The foreign currency exchange rates for Messrs. Ho and Jensen’s salaries for 2006 are reflected in the “Summary Compensation Table” below.  For 2005, the foreign currency exchange rates of $1 U.S. dollar for 32.13477 Taiwan dollars and $1 U.S. dollar for 0.80713 Euro, based on a 365-day year, were used to calculate Mr. Ho’s Taiwanese and Mr. Jensen’s Euro denominated compensation above, respectively.

For 2007, base salaries for our executive officers will be reviewed and evaluated by our Compensation Committee during the second quarter of 2007.

Semi-Annual Cash Incentive Payments

For 2006, each executive officer provided a review of his achievements to the Chief Executive Officer who presented the data and his evaluation of each executive officer to the Compensation Committee. The Compensation Committee approved, cash incentive payments under the 2006 Incentive Plan to our named executive officers in the range of 78% to 129% of their target allowable incentive payment, with an average of 108% of their target incentive payment.   With respect to the achievement of Company objectives, the Compensation Committee determined that such goals had been achieved at the 123% level for Messrs. Chu and Morlan, at the 145% level for Messr. Milne, at the 122% level for Messr. Ho, and at the 87% level for Messr. Jensen.  The overall incentive levels were as follows: Mr. Chu – 110%; Mr. Morlan – 109%; Mr. Milne – 129%; Mr. Ho – 115%; and Mr. Jensen – 78%. These incentives were paid in August 2006 and March 2007 and are reflected in the “Summary Compensation Table” below.

Bonuses

In February 2006, Mr. Ho received a bonus of $55,640 for successfully completing one year of service with us pursuant to the terms of his offer letter, as more fully described under the section entitled “Employment Agreements” below. In March 2007, the Compensation Committee awarded Mr. Ho a discretionary bonus of $125,000 upon the recommendation of the Chief Executive Officer due to his efforts in reorganizing our supply chain logistics, which we believe significantly contributed to our improved financial and operating performance in 2006.  The foreign currency exchange rates for these bonuses are reflected in the “Summary Compensation Table” below.

Equity

The Compensation Committee also issued Mr. Ho a stock option to purchase 250,000 shares of our common stock at $0.54 per share for his efforts in reorganizing our supply chain logistics in 2006.  The Compensation Committee determined the size of this stock award based on historic and anticipated individual and company performance and the retention value of the unvested stock options held by Mr. Ho.

Other than the performance stock options, issued pursuant to the Long Term Incentive Plan described above, the Compensation Committee has not awarded any stock options to our named executive officers in 2007.

Perquisites

We offered similar perquisites to our internationally-based named executive officers in 2006 as we did in 2005.  We expect to offer similar benefits, as described in more detail above, to our named executive officers in 2007.

Share Ownership Guidelines

As our common stock is not publicly traded we have not at this time adopted any stock ownership guidelines.

Tax and Accounting Implications

Section 162(m)of the Internal Revenue Code of 1986

Section 162(m) of the Internal Revenue Code of 1986 limits ViewSonic’s deduction for federal income tax purposes to not more than $1 million of compensation paid to certain executives in a calendar year. Compensation above $1 million may be deducted if it is “performance-based compensation.” The Compensation Committee has not yet established a policy for determining which forms of incentive compensation awarded to ViewSonic’s executive officers shall be designed to qualify as “performance-based compensation.” To maintain flexibility in compensating our executive officers in a manner designed to promote ViewSonic’s objectives, the Compensation Committee has not adopted a policy that requires all compensation to be deductible. However, the Compensation Committee intends to evaluate the effects of the compensation limits of Section 162(m) on any compensation it proposes to grant, and the Compensation Committee intends to provide future compensation in a manner consistent with ViewSonic’s best interests and those of our stockholders.

SFAS No. 123(R)

Effective January 1, 2006, ViewSonic adopted the fair value provisions of Financial Accounting Standards Board Statement No. 123(R) (revised 2004), “Share-Based Payment,” or SFAS 123(R). SFAS No. 123(R) establishes accounting for stock-based awards issued for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the awards, and is recognized as expense over the requisite employee service period.

Summary Compensation Table

The following table provides information regarding the compensation of our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers who earned total compensation greater than $100,000 during 2006.  We refer to these executive officers as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
James Chu Chairman of the Board and Chief Executive Officer	2006	$322,500	$		-	$364,197	$14,742	(3)	$701,439
James A. Morlan Chief Financial Officer	2006	266,481			7,380	181,431	14,742	(3)	470,034
Matthew W. Milne President, ViewSonic Americas	2006	328,916			16,831	341,739	14,742	(3)	702,228
Heng-Chun Ho President, Global Products & Solutions(4)	2006	264,176		180,640	13,905	213,988	81,642	(5)	754,351
Jan Jensen President& Managing Director, ViewSonic Europe Ltd.(6)	2006	313,749		-	6,732	155,908	154,843	(7)	631,232
_________
(1)
The dollar amounts in this column represent the compensation expense for the year ended December 31, 2006 of stock option awards granted in and prior to 2006. These amounts have been calculated in accordance with Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment,” or SFAS No. 123(R), using the Black-Scholes model and the assumptions outlined in note 12 of ViewSonic’s financial statements included in this Annual Report on Form 10-K. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)	The amounts in this column represent total performance-based bonuses earned for services rendered during 2006 under our 2006 Incentive Plan.

(3)	Includes the following: (a) a car allowance of $9,000, (b) a 401(k) match of $5,500, and (c) insurance related benefits of $242.

(4)
Mr. Ho’s cash compensation for 2006 was paid in Taiwan dollars and U.S. dollars.  The foreign currency exchange rate of $1 U.S. dollar for 32.58390 Taiwan dollars, which reflects an average conversion rate for 2006 based on a 365-day year, was used to calculate Mr. Ho’s Taiwanese denominated compensation.

(5)	Includes the following: (a) a car allowance of $57,452, (b) a housing allowance of $22,097, (c) a gasoline allowance of $1,841 and (d) life insurance of $252.

(6)
Mr. Jensen’s cash compensation for 2006 was paid in British Pounds, Euros, and Danish Krones.  The foreign currency exchange rate of $1 U.S. dollar for 0.54344 British Pounds, which reflects an average conversion rate for 2006 based on a 365-day year, was used to calculate Mr. Jensen’s British Pound denominated compensation.  The foreign currency exchange rate of $1 U.S. dollar for 0.79695 Euro, which reflects an average conversion rate for 2006 based on a 365-day year, was used to calculate Mr. Jensen’s Euro denominated compensation.  The foreign currency exchange rate of $1 U.S. dollar for 5.9443 Danish Krones, which reflects an average conversion rate for 2006 based on a 365-day year, was used to calculate Mr. Jensen’s Danish Krones denominated compensation.

(7)
Includes the following:  (a) a car allowance of $25,001, (b) car lease payments of $15,673, (c) a travel allowance of $25,508, (d) a gas allowance $1,708, and (e) $86,953 of contributions to a Denmark qualified pension plan.

Grants of Plan-Based Awards in 2006

The following table sets forth certain information regarding grants of plan-based awards to our named executive officers during the year ended December 31, 2006.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards				All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Award($)
Name	Threshold ($)(1)	Target ($)(2)	Maximum ($)(3)	Grant Date
James Chu	$150,000	$330,000	$660,000	-	-	-	-
James A Morlan	75,000	166,000	332,000	-	-	-	-
Matthew W. Milne	121,000	265,000	530,000	-	-	-	-
Heng-Chun Ho	85,000	186,000	372,000	12/21/06(4)	250,000	$0.54	$71,375	(5)
Jan Jensen	91,000	200,000	400,000	-	-	-	-

_________
(1)
The threshold payments under the 2006 Incentive Plan were set at between 27-47% of our named executive officers’ base salaries, based on level of experience, role and expected contribution. Please see the Summary Compensation Table above for the amounts our named executive officers earned under 2006 Incentive Plan in 2006.

(2)
The target payments under the 2006 Incentive Plan were set at between 60-100% of our named executive officers’ base salaries, based on level of experience, role and expected contribution. Please see the Summary Compensation Table above for the amounts our named executive officers earned under the 2006 Incentive Plan in 2015.

(3)
The maximum payments under the 2006 Incentive Plan were set at 200% of each named executive’s target award under the 2006 Incentive Plan.  Please see the Summary Compensation Table above for the amounts our named executive officers earned under the 2006 Incentive Plan in 2006.

(4)
As our common stock is not publicly traded, the exercise price of the stock option reflected in the table above is equal to 100% of the fair market value of our common stock on the date of grant, as determined by our Board of Directors.  This option was granted under our 2004 Equity Incentive Plan.

(5)
These amounts have been calculated in accordance with SFAS No. 123(R) using the Black-Scholes model and the assumptions outlined in note 12 of ViewSonic’s financial statements included in this Annual Report on Form 10-K.

Outstanding Equity Awards at December 31, 2006

The following table provides information regarding outstanding equity awards held by each of our named executive officers as of December 31, 2006.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
James Chu	-	-	-	-

James A. Morlan	750,000(1)	-	$0.38	06/18/10
	600,000(2)	-	$0.38	04/30/13

Matthew W. Milne	625,000(3)	625,000(3)	$0.38	04/14/15

Heng-Chun Ho	500,000(4)	500,000(4)	$0.38	04/14/15
	-	250,000(5)	$0.54	12/19/16

Jan Jensen	250,000(6)	250,000(6)	$0.38	04/14/15

________
(1)	Stock option was granted pursuant to ViewSonic’s 2004 Equity Incentive Plan on June 19, 2000 and was fully vested as of December 31, 2006.

(2)	Stock option was granted pursuant to ViewSonic’s 2004 Equity Incentive Plan on May 1, 2003 and was fully vested as of December 31, 2006.

(3)
Stock option was granted pursuant to ViewSonic’s 2004 Equity Incentive Plan on April 15, 2005.  1/4th of the shares subject to the stock option vests on April 15, 2005, and 1/4th of the shares subject to the option vest on each anniversary of the vesting commencement date thereafter. Vesting is contingent upon continued service.

(4)
Stock option was granted pursuant to ViewSonic’s 2004 Equity Incentive Plan on April 15, 2005.  1/4th of the shares subject to the stock option vests on April 15, 2005, and 1/4th of the shares subject to the option vest on each anniversary of the vesting commencement date thereafter. Vesting is contingent upon continued service.

(5)
Stock option was granted pursuant to ViewSonic’s 2004 Equity Incentive Plan on December 21, 2006.  1/4th of the shares subject to the stock option vests on December 21, 2007, and 1/48th of the shares subject to the option vest monthly thereafter. Vesting is contingent upon continued service.

(6)
Stock option was granted pursuant to ViewSonic’s 2004 Equity Incentive Plan on April 15, 2005.  1/4th of the shares subject to the stock option vests on April 15, 2005, and 1/4th of the shares subject to the option vest on each anniversary of the vesting commencement date thereafter. Vesting is contingent upon continued service.

Employment Agreements

H.C. Ho

We entered into an offer letter with H.C. Ho, the President of Global Products and Solutions, dated January 8, 2005.  Under the terms of the offer letter, Mr. Ho received an annualized base salary of NTD 8,400,000 and was entitled to a variable compensation incentive under our incentive compensation plan that is targeted at 50% of his base salary. Mr. Ho was also entitled to a bonus of NTD 1,800,000 if he successfully completed one year of service with us, which was paid in February 2006.  Under the offer letter, Mr. Ho is also entitled to a monthly housing allowance of NTD 60,000 as well as a car and driver.  Pursuant to the offer letter, Mr. Ho was granted an option to purchase 1,000,000 shares of our common stock on April 15, 2005 at $0.38 per share, the fair market value of our common stock on the date of grant, as determined by our Board of Directors. The stock option vested as to 25% of the shares on the date of grant and the remainder vests on a pro rata basis over 3 years, such that on the third anniversary of the grant date of the option, the shares shall be fully vested.

Jan Jensen

We have entered into employment agreements with Jan Jensen, the President & Managing Director of ViewSonic Europe, dated January 10, 2006, the Jensen Employment Agreements.  The agreements are with each of ViewSonic SARL, ViewSonic Netherlands and ViewSonic Europe Limited.  These supersede Mr. Jensen’s employment agreement, dated September 3, 2004, or the Prior Jensen Agreement.  The separate agreements with each of the subsidiaries denominate the salary payable by each respective subsidiary to Mr. Jensen.  Under these agreements, Mr. Jensen was entitled to receive an aggregate annualized base salary of Euro 247,000 and is entitled to a variable compensation incentive that is targeted at Euro 120,000, if Mr. Jensen achieves goals related to the incentive as determined by the Board of Directors.  Mr. Jensen is also entitled to a car allowance of either Euro 2,300 per calendar month or an annual automobile lease allowance of Euro 27,600.  Under the Jensen Employment Agreements, Mr. Jensen is entitled to receive a contribution equal to 10% of his base salary to be paid into a government qualified pension plan of his choice and for the period that Mr. Jensen holds a Form E101, we have agreed to pay Mr. Jensen the amount saved by us in respect of our contributions under United Kingdom National Insurance which Mr. Jensen has contributed to his government qualified pension plan.. In connection with the Prior Jensen Agreement, Mr. Jensen was granted an option to purchase 500,000 shares of our common stock at $0.38 per share, the fair market value of our common stock on the date of grant. The stock option vested as to 25% of the shares on the date of grant and the remainder vests on a pro rata basis over 3 years, such that on the third anniversary of the grant date of the option grant, the shares shall be fully vested.

Severance Agreements

Jan Jensen

Pursuant to the Jensen Employment Agreements described above, Mr. Jensen is entitled to six months notice of termination of his employment unless: (1) he is over 65 years of age, (2) he has committed a material or persistent breach of his employment relationship, including, but not limited to, causing us a financial loss, or (3) he has been given three months notice in connection with any illness or disability that has incapacitated him from performing his duties for a period of 180 days or more, in the preceding twelve months.

Assuming Mr. Jensen’s employment terminated on December 31, 2006, he would be entitled to benefits with the value set forth in the table below:

Termination of Employment
Compensation and Benefits	Termination Without Cause ($)
Salary(1)	$158,192
 _______
(1)   Represents six months of salary continuation.  This number was calculated by using an average monthly rate of $26,365 based on Mr. Jensen’s annual salary of $316,385 as noted in the Base Salary discussion in the Executive Pay Decisions for 2006 and 2007 section above.

H.C. Ho

Pursuant to his offer letter described above, in the event of a structural re-organization that substantially affects the responsibilities of his position, Mr. Ho will be provided one month of severance for each full year of service or four months of severance, whichever is greater.

Assuming Mr. Ho’s employment terminated on December 31, 2006, he would be entitled to benefits with the values set forth in the table below:

Termination of Employment
Compensation and Benefits	Termination Without Cause ($)
Salary(1)	$88,510
_______
(1)   Represents four months of salary continuation.  This number was calculated by using an average monthly rate of $22,128 based on Mr. Ho’s annual salary of $265,530 as noted in the Base Salary discussion in the Executive Pay Decisions for 2006 and 2007 section above.

Matthew W. Milne

We have entered into an employment agreement with Matthew W. Milne, the President of ViewSonic Americas, dated February 22, 2005.  If Mr. Milne’s employment is terminated by ViewSonic for any reason other than gross misconduct, Mr. Milne shall be entitled to receive at least three months of salary continuation.

Assuming Mr. Milne’s employment terminated on December 31, 2006, he would be entitled to benefits with the values set forth in the table below:

Termination of Employment
Compensation and Benefits	Termination Without Cause ($)
Salary(1)	$82,832
_______
(1)   Represents three months of salary continuation.  This number was calculated by using an average monthly rate of $27,611 based on Mr. Milne’s annual salary of $331,329 as noted in the Base Salary discussion in the Executive Pay Decisions for 2006 and 2007 section above.

James A. Morlan

On March 21, 2007, we entered into a Separation Agreement with James A. Morlan, our Chief Financial Officer, which will become effective on March 29, 2007.  Under the Separation Agreement, Mr. Morlan will resign as our Chief Financial Officer as of June 8, 2007, unless extended by mutual agreement to the date a new chief financial officer is retained, or the Transition Date.   Mr. Morlan also agreed that he would resign as Chief Financial Officer at an earlier date if requested by a new chief financial officer.  If he is asked to resign as Chief Financial Officer at an earlier date, Mr. Morlan would still remain as an employee until June 8, 2007 and the “Transition Date” for purposes of the Separation Agreement would be June 8, 2007.  We agreed to pay Mr. Morlan his existing salary and benefits through the Transition Date and $5,000 for outplacement services on the Transition Date.

Under the Separation Agreement and subject to certain conditions, we agreed to retain Mr. Morlan from the Transition Date through June 30, 2008 in the position of Executive Advisor.  During this period, Mr. Morlan has agreed to provide services as requested, and will be permitted to serve as an employee or a consultant to a third party, provided the third party is not our competitor and; provided further, Mr. Morlan abides by his continuing confidentiality obligations.  From the Transition Date through June 30, 2008, Mr. Morlan will be paid an amount equal to six months of his current base salary in equal amounts on our standard payroll dates, subject to standard deductions and withholding, and will be entitled to participate in our employee health insurance and other benefits plans.  After June 30, 2008 and subject to certain conditions, Mr. Morlan will be entitled to continue his group health insurance benefits for a period of 36 months under COBRA and Cal-COBRA.  We will cover these costs for three months.

Mr. Morlan holds fully-vested stock options to purchase 1,350,000 shares of our common stock.  Pursuant to the terms of the stock options, Mr. Morlan has three months following June 30, 2008 to exercise these stock options.   Pursuant to the Separation Agreement, in the event Mr. Morlan is unable to exercise such stock options and sell the shares due to a lock-up agreement entered into in the event of a public offering of our common stock, for each full 30-day period during the three-month period during which the such shares are subject to a lock-up agreement, we have agreed to at such time extend the post-termination exercise period by 30 days.  This period may not be extended beyond December 31, 2008.

Mr. Morlan also holds an unvested stock option to purchase 450,000 shares of our common stock issued pursuant to our Long Term Incentive Plan.  Pursuant to the Separation Agreement, 100,000 shares subject to this option will vest if we meet or exceed both our revenue and income targets, determined on a pro rata basis, for the first two quarters of the year ended December 31, 2007 under the Long Term Incentive Plan.  Achievement of the targets will be determined by our Compensation Committee within 30 days following the date on which we file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.   Mr. Morlan has waived any further rights under the Long Term Incentive Plan. In connection with the Separation Agreement, Mr. Morlan executed a general release of claims and is required under the Separation Agreement to execute a supplemental general release of claims within 21 days of June 30, 2008.

Assuming Mr. Morlan’s employment terminated on June 30, 2008, he would be entitled to benefits with the values set forth in the table below:

Termination of Employment
Compensation and Benefits	Termination Without Cause ($)
Salary(1)	$137,921
Health Care Benefits(2)	$2,691
_______
(1)   Represents six months of salary continuation.  This number was calculated by using an average monthly rate of $22,987 based on Mr. Morlan’s annual salary of $275,841 as noted in the Base Salary discussion in the Executive Pay Decisions for 2006 and 2007 section above.

(2)   Represents three months of health insurance benefits under COBRA and Cal-COBRA.

Change in Control Arrangements

Other than the acceleration of vesting that may occur in connection with a change of control of ViewSonic that applies to all of our employees, including our executive officers, pursuant to options awarded under our equity incentive plans, and pursuant to our 2007 Long Term Incentive Plan, we do not have any change of control arrangements in place with our executive officers.

Option Plans

 The vesting of option grants under our 2004 Equity Incentive Plan and our 1999 Stock Plan may accelerate and become immediately exercisable upon a change in control of ViewSonic. Each participant whose service to us continues through the effective date of the change of control and whose option grant is not assumed, continued or substituted with a similar option grant from the acquirer shall have certain number of days before the effective date of the change in control to exercise all or part of their outstanding options under our 2004 Equity Incentive Plan and our 1999 Stock Plan.

2007 Long Term Incentive Plan

           Pursuant to our 2007 Long Term Incentive Plan if a change in control occurs before the stock option has fully vested or terminated in its entirety, a portion of the vesting of such stock option will accelerate in connection with a change in control based on the amount of the Eligible Award vested and the number of months of service provided by the named executive officer as of the closing of the change in control.

DIRECTOR COMPENSATION

We compensate our non-employee directors on an annual basis, as follows:

•	Each non-employee director receives a retainer fee of $30,000;
•	The chair of each committee receives a $10,000 fee; and
•	Each other committee member receives a fee of $3,000 per year.

The non-employee members of the Board of Directors are also reimbursed for certain expenses including travel, lodging and other reasonable expenses incurred in attending Board of Directors or committee meetings.  Mr. Chu receives no additional consideration in connection with his service as a member of the Board of Directors.

In addition to cash compensation, we also grant stock options to our non-employee directors pursuant to our 2004 Equity Incentive Plan.  However, we do not have a policy regarding annual stock option grants to our non-employee directors and no stock options were granted during 2006.   Each of our non-employee directors previously received a stock option to purchase 250,000 shares of our common stock upon their appointment to our Board of Directors.

2006 Director Compensation Table

The following table provides information regarding director compensation earned during 2006.

Name	Fees Earned or Paid In Cash ($)	Option Awards ($)(1)(2)(3)	Total ($)
Matthew E. Massengill	$39,000	$13,230	$52,230
William J. Miller	43,000	13,230	56,230
Bruce L. Stein	46,000	10,364	56,364
Luc H. Vanhal	46,000	10,364	56,364
________
(1)
The dollar amounts in this column represent the compensation expense for the year ended December 31, 2006 of stock option awards granted in and prior to 2006. These amounts have been calculated in accordance with SFAS No. 123(R) using the Black-Scholes model and the assumptions outlined in note 12 of ViewSonic’s financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)
Messrs. Massengill and Miller each hold an aggregate of 250,000 shares of stock options outstanding as of December 31, 2006.  Messrs. Stein and Vanhal each hold an aggregate of 300,000 shares of stock options outstanding as of December 31, 2006.

(3)	Messrs. Massengill, Miller, Stein and Vanhal were not granted any options to purchase our common stock in 2006.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2006, our Compensation Committee was comprised of Messrs. Massengill, Stein and Vanhal.  Mr. Stein is the Chairman of the Compensation Committee. None of our executive officers serves as members of the board of directors or compensation committee of any entity that has one or more executive officers who serve on our Board of Directors or Compensation Committee. No interlocking relationship exists between our Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K for the year ended December 31, 2006. Based on this review and discussion, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2006.

Bruce Stein, Chairman
Matthew Massengill
Luc Vanhal

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the ownership of our outstanding common stock as of March 31, 2007 by:

•	Each director;
•	Each of our named executive officers;
•	All of our directors and executive officers as a group; and
•	All of those known by us to be beneficial owners of more than five percent of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of common stock subject to options exercisable within 60 days of March 31, 2007. These shares are not deemed outstanding for purposes of computing the percentage ownership of each other person. Percentage of beneficial ownership is based on 354,594,666 shares of our common stock outstanding as of March 31, 2007. Unless otherwise indicated, the address of each of the individuals and entities listed below is c/o ViewSonic Corporation, 381 Brea Canyon Road, Walnut, California, 91789.

		Shares Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares Issuable Pursuant to Options Exercisable Within 60 days of March 31, 2007	Number	Percent

Directors and Named Executive Officers
James Chu (1)	—	311,969,998	86.7%
Matthew E. Massengill	250,000	250,000	*
William J. Miller	250,000	250,000	*
Bruce L. Stein	287,500	287,500	*
Luc H. Vanhal	287,500	287,500	*
James A. Morlan	1,350,000	1,350,000	*
Matthew Milne	937,500	937,500	*
Jan Jensen	375,000	375,000	*
Heng-Chun Ho	750,000	750,000	*
All directors and executive officers as a group (11 persons)	5,248,912	317,218,910	88.2%
5% Stockholders
Keypoint Investments, L.P. (2)	—	58,831,542	16.3%

_______
*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)	Includes 58,831,542 shares held by Keypoint Investments, L.P., a California limited partnership. Mr. Chu and his wife, Lily Chu, are general partners of Keypoint Investments, L.P.

(2)	Mr. Chu and his wife, Lily Chu, are general partners of Keypoint Investment, L.P.

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

Equity Compensation Plan Information

The following table provides certain information regarding our equity incentive plans as of December 31, 2006.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders	25,341,249	$0.40	17,045,040
Equity compensation plans not approved by security holders	—	—	—
Total	25,341,249	$0.40	17,045,040

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Notes Payable

As of December 31, 2006, we had outstanding subordinated notes payable to James Chu, our Chairman of the Board and Chief Executive Officer, and Keypoint Investments, L.P., a California limited partnership, of which Mr. Chu and his wife, Lily Chu, are the general partners, in the aggregate principal amount of $43.0 million. The subordinated notes are due on April 12, 2008 and no payments were made against the principal amount in 2006 or 2005. The interest rate on the subordinated notes was 3.97% per annum for 2006, 2005, and 2004, respectively. Interest expense related to the subordinated notes was $1.7 million for each of the years 2006, 2005 and 2004, respectively.

Related Party Sales

We have entered into non-exclusive distribution agreements with ASI Corp., a privately held company located in Fremont, California pursuant to which ASI Corp. distributes a full range of our products. The prices charged to ASI Corp. are consistent with the prices we charge to our other distribution customers. Mr. Chu's sister and her husband own 100% of the stock of ASI Corporation. Net sales to ASI Corporation were $30.2 million, $22.4 million and $24.7 million for 2006, 2005, and 2004, respectively. We had an account receivable balance of $0.4 million and $1.5 million from ASI Corp. at December 31, 2006 and 2005, respectively, which are included in other receivables. We believe that the distribution agreements with ASI Corp. were in our best interests and on terms no less favorable to us than could be obtained from unaffiliated third parties.

Investor Rights Agreement

We, Mr. Chu and certain other preferred stockholders have entered into an agreement, pursuant to which these stockholders have registration rights with respect to their shares of common stock.

Employment Agreements

Please see Item 11. “Executive Compensation—Employment Agreements.”

Severance Agreements

Please see Item 11. “Executive Compensation—Severance Agreements.”

Change in Control Arrangements

Please see Item 11. “Executive Compensation—Change in Control Agreements.”

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

Related-Person Transactions Policy and Procedures

The Board’s Audit Committee is responsible for review, approval, or ratification of “related-person transactions” between ViewSonic or its subsidiaries and related persons. Under SEC rules, a related person is a director, officer, nominee for director, or five % stockholder of the company since the beginning of the last fiscal year and their immediate family members. Related-person transactions are governed by our Worldwide Code of Ethics and our management monitors adherence to this policy. Additionally, each director and executive officer annually delivers to ViewSonic a questionnaire that includes, among other things, a request for information relating to any transactions in which both the director, executive officer, or their respective family members, and ViewSonic participates, and in which the director, executive officer, or such family member, has a material interest. Our Audit Committee reviews all such transactions listed in the questionnaires, or that are brought to its attention by management or otherwise. After this review, transactions involving related persons are reviewed by the Audit Committee. The Audit Committee determines whether the related person has a material interest in a transaction and may approve, ratify, rescind, or take other action with respect to the transaction in its discretion.

Independence of the Board of Directors

Although we are not listed on the NASDAQ Global Market, or NASDAQ, we apply the NASDAQ definition of “independence” in determining whether a majority of the members of our Board of Directors qualify as independent.  Under the NASDAQ requirements, a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors.  Our Board of Directors consults with our counsel to ensure that the Board of Director’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ, as in effect from time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, our senior management and our independent registered public accounting firm, our Board of Directors has affirmatively determined that the following four directors are independent directors within the meaning of the applicable NASDAQ listing standards: Matthew E. Massengill, William J. Miller, Bruce L. Stein and Luc H. Vanhal. In making this determination, our Board of Directors found that none of these directors had a material or other disqualifying relationship with us.  James Chu, our Chief Executive Officer, is not an independent director by virtue of his employment with us.  In 2006, our independent directors met in regularly scheduled executive sessions at which only independent directors were present.

Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Our Board has determined that each current member of each committee meets the applicable rules and regulations regarding independence for such committee, including those set forth in applicable NASDAQ listing standards, and that each member is free of any relationship that would interfere with his individual exercise of independent judgment.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees of Deloitte & Touche

The following table presents fees for professional audit services rendered by Deloitte & Touche for the audit of ViewSonic’s annual financial statements for 2006 and 2005, and fees billed for all other services rendered by Deloitte & Touche, the member firms of Deloitte & Touche Tohmatsu and their respective member firms, collectively “Deloitte & Touche.”

	Year Ended December 31,
	2006	2005

Audit fees	$1,011,000	$949,000
Audit-related fees (1)	15,000	46,000
Tax fees (2)	967,000	443,163
Total fees	$1,993,000	$1,438,163
________
(1)	Includes fees for financial accounting and reporting consultations and other advisory services related to the Section 404 of the Sarbanes-Oxley Act of 2002.

(2)	Includes fees for domestic and foreign tax compliance, international tax planning and advice and tax audit assistance.

The Audit Committee has determined that the rendering of the services other than audit services by Deloitte & Touche is compatible with maintaining Deloitte & Touche’s independence. All of the fiscal 2006 and 2005 fees described above paid to Deloitte & Touche were pre-approved by the Audit Committee.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are included as part of this Amendment No. 1 to the Annual Report:

(3) Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this Amendment No. 1 to the Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2007.

VIEWSONIC CORPORATION

By: /s/ James Chu
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1943, this Amendment No. 1 to the Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James Chu	Chairman of the Board of Directors and Chief Executive	April 30, 2007
James Chu	Officer (Principal Executive Officer)

/s/ James A. Morlan	Chief Financial Officer	April 30, 2007
James A. Morlan	(Principal Financial Officer and Principal Accounting Officer )

*	Director	April 30, 2007
Matthew E. Massengill

*	Director	April 30, 2007
William J. Miller

*	Director	April 30, 2007
Bruce L. Stein

*	Director	April 30, 2007
Luc H. Vanhal

*By:	/s/ James Chu
James Chu
Attorney-In-Fact

EXHIBIT INDEX

Exhibit Number	Description of Document

10.22	Offer Letter with H.C. Ho dated January 8, 2005.
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.