Form 10-Q
period 2007-03-31
VIEWSONIC CORP
filed 2007-05-15
CIK 1068806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of common stock outstanding was 351,619,666 shares and the number of shares of Series C preferred stock outstanding was 3,300,000 shares, each as of April 30, 2007.

VIEWSONIC CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except for share data and par value)
(Unaudited)

ASSETS	March 31, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$33,906	$69,079
Trade receivables, net	307,960	277,162
Other receivables	11,160	7,213
Inventories	182,982	194,049
Deferred income taxes	8,326	7,734
Prepaids and other current assets	3,668	3,670
Income taxes receivable	92	152
Total current assets	548,094	559,059
Property, plant and equipment, net	17,642	14,445
Long-term investments	235	237
Goodwill	1,347	1,347
Other assets, net	2,297	3,549
Total assets	$569,615	$578,637
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank borrowings	$15,161	$307
Accounts payable	357,837	388,554
Accrued promotional expenses	27,579	25,852
Accrued warranty expense	23,849	24,455
Other accrued expenses	30,094	32,446
Total current liabilities	454,520	471,614
Subordinated notes payable - related party	43,000	43,000
Deferred income taxes	4,352	-
Stockholders' equity:
Common stock, $.01 par value 600,000,000 shares authorized; 354,594,666 shares issued as of March 31, 2007 and December 31, 2006	3,546	3,546
Preferred stock, $.001 par value 22,800,000 shares authorized; 3,300,000 shares issued as of March 31, 2007 and December 31, 2006	3	3
Additional paid-in capital	94,241	94,181
Accumulated deficit	(27,908)	(31,468)
Accumulated other comprehensive loss	(2,139)	(2,239)
Total stockholders' equity	67,743	64,023
Total liabilities and stockholders' equity	$569,615	$578,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Net sales	$409,838	$326,794
Cost of sales	376,490	296,578
Gross profit	33,348	30,216
Selling, general and administrative expenses	29,044	26,907
Income from operations	4,304	3,309
Other income (expense):
Interest income (expense), net	(164)	157
Other income (expense), net	174	1,336
Total other income (expense), net	10	1,493
Income from continuing operations before income taxes	4,314	4,802
Provision for income taxes	344	1,226
Net income	3,970	3,576
Preferred stock accretion	-	(48)
Net income available to common shareholders	$3,970	$3,528

Earnings per common share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted averages shares used in per share calculations:
Basic	354,595	354,059
Diluted	360,993	360,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWSONIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,970	$3,576
Adjustments to reconcile net income (loss) from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	564	755
Provision for doubtful accounts	234	81
Net loss on sale and impairment of long-term investments	-	366
Deferred income taxes	2,705	324
Stock-based compensation expense	60	47
Changes in operating assets and liabilities:
Trade receivables	(31,166)	(13,284)
Other receivables	(3,968)	(1,105)
Inventories	10,985	4,440
Prepaids and other current assets	29	(413)
Accounts payable	(30,476)	(19,569)
Accrued promotional and other expenses	749	9,259
Accrued warranty expense	(599)	883
Income taxes payable/receivable	(1,285)	1,168
Net cash used in operating activities	(48,198)	(13,472)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,542)	(157)
Proceeds from sales of short-term investments	-	4,123
Purchase of short-term investments	-	(7,439)
Change in other assets	(438)	-
Net cash used in investing activities	(1,980)	(3,473)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from bank borrowings	14,879	11,221
Proceeds from issuance of common stock	-	57
Redemption of preferred stock	-	(15,000)
Net cash provided by (used in) financing activities	14,879	(3,722)
Effect of exchange rate changes on cash and cash equivalents	126	62
Net decrease in cash and cash equivalents	(35,173)	(20,605)
Cash and cash equivalents at beginning of period	69,079	93,998
Cash and cash equivalents at end of period	$33,906	$73,393

Supplemental disclosure of non-cash investing activity:
In 2007, non-cash activity included the reclassification of a $2.3 million deposit on a building made in 2006 from other assets to property, plant and equipment.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWSONIC CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim condensed consolidated financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements for ViewSonic Corporation and its subsidiaries, or collectively, the Company, contain all adjustments, which are normal and recurring, necessary to present fairly the Company’s financial position as of March 31, 2007 and the Company’s results of operations and cash flows for the three months ended March 31, 2007 and 2006. The condensed consolidated balance sheet as of December 31, 2006 is derived from the December 31, 2006 audited consolidated financial statements.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 and the notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 16, 2007.

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

Revenue Recognition, Warranty and Promotions

Revenues are recognized when the risk of loss is transferred, persuasive evidence of an arrangement exists, the price is fixed or readily determinable and collectibility is reasonably assured. The Company extends rights of return to its customers, which are accrued for based on estimated future returns determined by using estimates and historical experience.

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

The Company's primary business practice is to have finished goods delivered from its contract manufacturers directly to the Company's regional warehouses, where they are stored for eventual shipment to its customers. However, the Company occasionally requests that its contract manufacturer ship finished goods directly to its customers. For vendor drop shipment sales, the Company retains title to the shipment from the time it leaves the contract manufacturer's port of choice until it reaches its destination.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. The Company is currently assessing the effect SFAS 159 may have, if any, on its financial statements when adopted on January 1, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-model value. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 will be effective for the Company beginning January 1, 2008. The Company is in the process of determining the effect, if any, this statement will have on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109, or FIN 48. It clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption on January 1, 2007, the Company recognized a $0.4 million increase to the January 1, 2007 accumulated deficit balance. In addition, consistent with the provisions of FIN 48, the Company reclassified $3.1 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.

As of January 1, 2007, the balance of gross unrecognized tax benefit was $4.4 million. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period.

The Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statements of operations rather than income tax expense. The Company will classify income tax penalties as part of selling, general and administrative expense in its condensed consolidated statements of operations.  The Company has less than $0.1 million of penalties accrued and an immaterial amount of interest expense accrued as of March 31, 2007. No amount of interest or penalties was accrued as of January 1, 2007.

The Company operates in multiple tax jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions as well as other matters. In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Tax Jurisdiction	Tax Years No Longer Subject to Audit

United States	2002 and prior
United Kingdom	2004 and prior
Canada	2000 and prior
Germany	2000 and prior
France	2003 and prior
Taiwan	2002 and prior
China	2001 and prior

The Company’s federal and certain non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities and the amounts ultimately paid, if any, upon resolution of the issues raised by the tax authorities may differ materially from the amounts accrued for each year. It is possible that approximately $1.1 million of income tax liabilities related to uncertain intercompany transfer pricing items will be recognized as an income tax benefit in the next twelve months due to the closing of open tax years.

Note 2 – Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123R, which revises Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows, or SFAS 95. Under SFAS 123R, the fair value of stock-based awards to employees must be estimated at the date of grant using an option pricing model and recognized as expense over the requisite service period for those awards that are ultimately expected to vest.

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

Stock Option Activity

The Company has two employee stock plans: the 1999 Stock Plan, or the 1999 Plan, and the 2004 Equity Incentive Plan, or the 2004 EIP. Upon approval of the 2004 EIP, the 1999 Plan was terminated (except for all options previously granted and outstanding under such plan). The 2004 EIP provides for the granting of stock options to eligible employees and non-employee directors. Options granted under this plan are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, vest over three or four years and expire ten years after their original date of grant. As the Company’s common stock is not publicly traded, the fair market value of the Company’s common stock is approved by the Company’s Board of Directors based on various information, assumptions and factors. As of March 31, 2007, there were 12.3 million shares available for future grants under the 2004 EIP.

On February 2, 2007, the Compensation Committee of the Board of Directors approved the Long Term Incentive Program Summary of Terms, or the Program. Members of our executive management team and other key members of senior management designated by the Compensation Committee are eligible to participate in the Program. The Compensation Committee established the achievement of revenue and net income targets as the Performance Targets under the Program.

Participants in the Program were each granted non-statutory stock options under our 2004 Equity Incentive Plan at an exercise price of $0.54 per share, the fair market value of our common stock as determined in good faith by the Compensation Committee on February 2, 2007. A maximum number of 5.4 million shares are eligible for vesting under the Program if both Performance Targets are achieved at the 150% level. The maximum number of shares is referred to as the Maximum Award. The portion of the stock option in which a participant could potentially vest if 100% of the Performance Targets are achieved is referred to as the Target Award.

The Program requires the achievement of at least 100% of the Performance Targets for fiscal year 2007 as a minimum threshold before any of the shares subject to the stock options vest. The vesting of the stock option is contingent upon the participant’s continued service though the applicable vesting date and is subject to specified change in control and other conditions. The achievement of the Performance Targets will be at the sole discretion of the Compensation Committee and shall be determined by the Compensation Committee after the completion of the fiscal year 2007 audit, which we refer to as the Determination Date. If the minimum threshold is not achieved, the stock options will be automatically cancelled and forfeited in their entirety. On the Determination Date, the stock option award, known as the Eligible Award, will be determined by multiplying the Target Award by the percentage of achievement of the Performance Targets (a range of between 100% to 150% based on the levels achieved against both the Performance Targets). The Eligible Award will vest 33 1/3% on the Determination Date, 33 1/3% on February 2, 2009 and 33 1/3% on February 2, 2010. The difference between the Maximum Award and the Eligible Award, if any, shall be forfeited and cancelled on the Determination Date.

The table below summarizes the stock option activity under the Company’s 1999 Plan and 2004 EIP:

	Number of Shares (in 000's)	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2006	25,341	$0.40
Granted	5,350	0.54
Exercised	-	N\A
Cancelled	(649)	0.38
Outstanding at March 31, 2007	30,042	$0.42	6.31
Exercisable at March 31, 2007	19,806	0.38	4.73

The total intrinsic value of options outstanding as of March 31, 2007 was $3.6 million. There were no options exercised during the three months ended March 31, 2007.

The following table summarizes information for options outstanding as of March 31, 2007:

Range of Exercise Prices	Number of Options Outstanding (in 000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Per Share	Number of Options Exercisable (in 000's)
$0.38	21,913	5.04	$0.38	19,638
$0.45	685	8.62	$0.45	168
$0.54	7,444	9.82	$0.54	-

Valuation and Expense Recognition of Stock-Based Awards under SFAS 123R

For the three months ended March 31, 2007, stock-based compensation expense for employee stock options recognized was $60,000. No income tax benefit related to stock-based compensation expense was recognized for the three months ended March 31, 2007.

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

All option awards were valued as a single award and amortized on a straight-line basis over the requisite service period. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three months ended March 31, 2007:

Expected volatility	47.8%
Risk-free interest rate	4.7%
Expected dividend yield	0%
Expected option life (in years)	6.00
Weighted average fair value of stock options granted per share	$0.28

Upon adoption of SFAS 123R, the Company changed its expected volatility calculation to use an average of the expected volatilities of similar entities whose shares are publicly traded. In determining similarity of entities, the Company considered various factors including the industry, life cycle, size and financial leverage of such entities. The Company believes this method provides a more accurate estimate of stock price volatility over the expected life of the stock option awards. Prior to the adoption of SFAS 123R, the Company used the minimum value method to estimate the fair value of its stock options. Under the minimum value method, expected volatility is omitted.

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

SFAS 123R requires stock-based compensation expense to be recognized only for those stock options that are ultimately expected to vest. An estimate of forfeiture rate must be made and applied at the time of grant and revised in subsequent periods on a cumulative basis in the period of revision. The Company considered various factors including its actual historical experience of pre-vesting option forfeitures bifurcated by employee groups as the basis to arrive at an estimated average annual forfeiture rate of 4.5% for the three months ended March 31, 2007.

As of March 31, 2007, the remaining amount of unrecognized compensation cost related to employee stock options was $2.0 million, which is expected to be recognized over a weighted average period of 2.9 years.

Note 3 - Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities classified as available for sale. The following table sets forth the calculation of comprehensive income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2007	2006

Net income	$3,970	$3,576
Foreign currency translation	100	90
Unrealized holding gains on marketable securities-less realized gains	0	591
Total comprehensive income	$4,070	$4,257

Note 4 – Income Taxes

Income taxes are determined using an estimated annual effective tax rate. The provision for income taxes is less than the 35% U.S. federal statutory rate primarily due to lower tax rates in certain non-U.S. jurisdictions. The Company has valuation allowances against its deferred income taxes in the United States and all foreign jurisdictions other than its foreign subsidiaries in Taiwan and China. The valuation allowances have been calculated pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS 109, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes the Company’s past and projected future performance, the market environment in which the Company operates, the utilization of past tax credits and the length of the carry-back and carry-forward periods of net operating losses. The Company intends to maintain a valuation allowance until sufficient positive evidence as contemplated by SFAS 109 exists in future periods.

Pursuant to Accounting Principles Board Opinion No. 23, Accounting for Income Taxes-Special Areas, or APB 23, we do not provide for federal income taxes or tax benefits on the undistributed earnings associated with the non-U.S. operations. In the event some or all of the earnings were distributed to the U.S. entity, some portion of the distribution would be subject to both U.S. income taxes and foreign withholding taxes. However, foreign tax credits may become available to reduce or eliminate the U.S. income tax liability.

Note 5 – Commitments and Contingencies

Lease Commitments– On January 19, 2007, the Company entered into a lease agreement for 298,050 square feet of office space at its existing principal office location. The term of the lease commences on July 1, 2007 and runs through July 2014, subject to extension at the Company’s option under certain circumstances. The future minimum lease payments required under this operating lease are $0.4 million in 2007, $1.5 million in 2008, $1.6 million in 2009, $1.6 million in 2010, $1.7 million in 2011 and $4.6 million thereafter.

Litigation– The Company is involved in various legal matters in the normal course of its business. While the outcome of these proceedings and claims cannot be predicted with certainty, the Company believes that the ultimate outcome of such matters will not harm its business, financial position, results of operations or cash flows.

Four of the Company’s stockholders filed a purported derivative action against James Chu, the Company’s Chairman and Chief Executive Officer, and the Company on April 17, 2006 in the U.S. District Court for the Central District of California. The complaint alleged, among other things, that Mr. Chu breached various fiduciary duties by personally investing in certain of the Company’s suppliers, thereafter directing the Company’s contracts to these suppliers and failing to disclose such actions. Plaintiffs sought actual and punitive damages, attorneys’ fees, costs, disgorgement of alleged profits made by Mr. Chu, a declaratory judgment against Mr. Chu for alleged breaches of various fiduciary duties and an injunction prohibiting the award of contracts to suppliers in which Mr. Chu or his relatives have a financial interest. On October 11, 2006, plaintiffs voluntarily dismissed the complaint without prejudice. The same parties thereafter filed substantially the same action in California state court in which they make essentially the same allegations and assert the same claims. After retaining independent counsel, the Company filed a motion to dismiss the complaint under California procedure for, among other things, failing to make a pre-lawsuit demand. On April 17, 2007, the Court granted the Company’s motion in its entirety, dismissing the complaint without leave to amend.

On July 27, 2006, the jury in the trial of LG Philips LCD Co. Ltd., or LPL, v. Tatung Company, Tatung Company of America, Inc., Chunghwa Picture Tubes Ltd., or CPT, and ViewSonic Corporation, pending in U.S. District Court, District of Delaware, (Case No. 05-292-JJF) delivered a verdict finding that each of the defendants, including the Company, had willfully infringed (through the doctrine of equivalents) a patent of LPL’s relating to electrostatic discharge. The jury awarded monetary damages of $52.5 million against CPT only. Although there is no monetary award against the Company, the finding of willful infringement, if upheld, may subject the Company to certain other relief including an award of some portion of LPL’s attorneys fees and/or exemplary damages as well as injunctive relief which may require the Company to, among other things, change its sourcing of certain LCD displays or key components. As of April 24, 2007, the Court has not yet entered judgment in the case. Instead, the Court has under submission the parties’ motions challenging various aspects of the jury’s verdict. While the outcome of these post-trial proceedings cannot be predicted with certainty, the Company does not believe that the outcome will harm its business, financial position, results of operations or cash flows.

On November 21, 2006, the jury in the trial of LPL v. Tatung Company, Tatung Company of America, Inc., and CPT pending in the U.S. District Court, Central District of California, (Case No. CV-02-6775 CBM) delivered a verdict finding that each of the defendants (the Company is not a defendant) had willfully infringed two patents of LPL’s relating to the design and manufacture of liquid crystal display modules, or LCDs. As of April 24, 2007, the Court has not yet entered judgment in the case. The parties to the case have briefed post-trial motions challenging various aspects of the jury’s verdict and these motions have been taken under submission by the Court.  However, the Company is a defendant in the related case, LPL v. ViewSonic Corporation, also pending in the U.S. District Court, Central District of California (Case No. CV-03-2886 CBM), in which LPL alleges infringement of the same patents asserted in Case No. CV-02-6775 CBM above as a result of ViewSonic’s incorporation of CPT LCD’s into its products. The ViewSonic suit had been consolidated with the CPT case for pre-trial purposes. No trial date has been set and none is expected to be set as the patent issues have already been heard by the jury in the CPT case (Case No. CV-02-6775 CBM). If an injunction is entered against the CPT LCD panels, the Company may be required to change its sourcing of certain LCD displays. While the outcome of the post-trial proceedings in Case No. CV-02-6775 cannot be predicted with certainty, the Company does not believe that the outcome will harm its business, financial position, results of operations or cash flows.

On December 1, 2006, LPL filed a patent suit against Chi-Mei Optoelectronics Corporation, or CMO, AU Optronics Corporation, or AUO, AU Optronics Corporation America, Tatung Company, Tatung Company of America, Inc. and ViewSonic Corporation in the U.S. District Court, District of Delaware, alleging infringement of the same three LPL patents that were found to be valid and infringed in the two cases referenced above, i.e., CV-02-6775 and 05-292 JJF. Presumably, as with the other LPL suits identified above, the allegations against ViewSonic are based upon ViewSonic’s incorporation of certain third-party LCDs into its products. ViewSonic has filed motions to stay, dismiss, and/or for a more definite statement of the claims asserted in this case. While the outcome of this case cannot be predicted with certainty, the Company does not believe that the outcome will harm its business, financial position, results of operations or cash flows.

Imposition of Additional Duties and Taxes— The European Union, or the EU, issued notices stating that effective January 18, 2006, LCD monitors with DVI connectors would incur a 14% import duty tax. This change in tariff classification has made it more difficult for the Company to compete in the EU and may result in a negative impact on the Company’s gross margins. To date, this change in classification has been applied prospectively.

Laws, Regulations and Directives — The Company is subject to local laws and regulations in the various regions in which the Company operates, including the EU. There are two particular EU directives that may have a material impact on the Company’s business.  The first is the Restriction of Certain Hazardous Substances Directive, or RoHS, that restricts the distribution of certain substances, including lead, within the EU and is effective July 1, 2006.  In addition to specifying the elimination and/or reduction in the level of specified hazardous materials from the manufacture of the Company’s products, the Company must take reasonable measures to ensure that it is not being supplied with products containing the restricted chemical substances. The Company is working with suppliers to ensure that products placed on the market from July 1, 2006 are RoHS compliant products. The second directive is the Waste Electrical and Electronic Equipment Directive, or WEEE, which became effective on August 13, 2005, and requires manufacturers or importers to provide a process of recycling all of its manufactured products or imports into the EU. Certain EU countries adopted WEEE on August 13, 2005. The majority of EU countries into which the Company’s European region sells its products have adopted the legislation. Certain countries, for example the United Kingdom and Spain, allow the Company to register as a producer and join a compliance program. Where this is the case, the Company has registered as a producer and has joined a compliance program in order to comply with the obligations under WEEE. In other countries which do not allow the Company to register or where the Company does not qualify as a producer, the Company has taken steps to ensure that its distributors and resellers, to whom the WEEE compliance responsibility falls, are in compliance with WEEE. The Company is currently unable to assess the impact of these directives on the Company’s operations until more information becomes available, but at this time, the Company does not believe that these regulations will harm its business, financial position, results of operations or cash flows.

Note 6 – Business Segments

During the fourth quarter of 2006, the Company realigned its operating segments under a new methodology to allocate certain corporate overhead expenses and corporate benefits associated with its initiative to source LCD panels directly from the manufacturers to its operating segments. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined it has three reportable segments: Americas, EMEA (Europe, Middle-East and Africa) and Asia-Pacific. The Company believes that this segment information provides useful information for analyzing the underlying business results. The Company sells similar products in its segments, including CRT displays, LCD displays, projectors, HDTV technology and other products. The type and class of customers, primarily distributors and retailers, are also similar across the product lines. The Company’s management evaluates the performance of and allocates resources to its segments based on net sales and operating income. Assets and liabilities are not allocated by segment for management reporting purposes.

The following segment financial information is for the periods indicated. The following segment information for the three months ended March 31, 2006 has been recast to conform to the current year presentation (in thousands):

	Three Months Ended March 31,
($ in thousands)	2007	2006
Net sales:
Americas	$192,700	$152,940
EMEA	86,967	73,265
Asia-Pacific	130,171	100,589
	$409,838	$326,794

Income (loss) from operations:
Americas	$10	$3,767
EMEA	1,071	(3,913)
Asia-Pacific	3,357	3,476
Other (1)	(134)	(21)
	$4,304	$3,309
_______________________
(1)	Includes certain corporate expenses that were not allocated to a specific segment for management reporting purposes.

Note 7 – Warranty

The Company provides product warranty programs on a worldwide basis that vary in term from 12 to 36 months. The length of the warranty period and the specific warranty coverage are based on the type of product. The Company accrues for estimated warranty costs at the time the product is sold. Estimates are primarily based on historical experience and other available information. The historical data used in estimating the warranty accrual includes net cost of repair (repair costs less reimbursements from suppliers), defect rates and total number of products under warranty.

The following table summarizes activity in the Company’s warranty liability for the three months ended March 31, 2007 and 2006 (in thousands):

Three Months Ended March 31,	Beginning Accrued Warranty Liability	Additions Charged to Expense	Payments for Units Returned	Adjustments(1)	Ending Accrued Warranty Liability
2007	$24,455	$5,794	$(2,996)	$(3,404)	$23,849
2006	$21,350	$4,947	$(4,166)	$113	$22,244
_______________________
(1)	The 2007 adjustment was primarily due to lower defect rates and lower cost of repair.

Note 8 – Earnings Per Share

The Company presents both basic and diluted earnings (loss) per common share, or EPS, amounts. Basic EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted EPS amounts are based upon the weighted-average number of common and potential common shares, including warrants outstanding during the period. Potential common shares are excluded from the computation in periods in which they have an anti-dilutive effect. The Company uses the treasury stock method to calculate the impact of outstanding stock options. Stock options for which the exercise price exceeds the average fair market value over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. On January 10, 2006, the Company redeemed all 7.5 million outstanding shares of Series B Preferred Stock and excluded such shares as it had an insignificant impact on the Company’s 2006 earnings per share calculations.

The basic and diluted EPS was calculated in accordance with EITF 03-06, Participating Securities and the Two Class Method under SFAS No. 128, or EITF 03-06. The following is a reconciliation of the numerators and denominators of the basic and diluted net income per common share computations (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
Net income (1)	$3,933	$3,528

Weighted average number of shares issued	354,595	354,059
Stock options (2)	6,398	3,478
Interest warrants (3)	-	3,227
Diluted shares	360,993	360,764

Earnings per common share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01
_____________________
(1)
In accordance with EITF 03-06, net income includes the accretion for the mandatorily redeemable preferred stock. Net income of $37,000 was allocated to preferred stock for the three months ended March 31, 2007 and is excluded from the computation above. The EPS calculation reflects the allocation of net income between common stock and preferred stock.

(2)	For the three months ended March 31, 2007, 5.5 million shares were excluded from the diluted earnings per common share calculation because they were anti-dilutive.

(3)
For the three months ended March 31, 2006, 7.5 million shares of common stock issuable upon the exercise of outstanding warrants were excluded from the diluted earnings per share calculation because they were anti-dilutive.

Note 9 – Subsequent Event

On April 20, 2007, the Company entered into a settlement agreement with a former vendor related to litigation over certain contractual rights and obligations related to commercial matters. The former vendor paid ViewSonic $2.0 million and returned 3,000,000 shares of the Company’s common stock with a value of $1.7 million in connection with the settlement.

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

Our Company

ViewSonic Corporation is a leading global provider of display products. We develop, market and support a broad range of award winning products including liquid crystal display, or LCD, monitors, LCD TVs, projectors, digital signage and cathode ray tube, or CRT, monitors. According to a fourth quarter of 2006 research report by DisplaySearch, we ranked sixth in worldwide LCD monitor shipments in 2006.

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

Recent Trends in Our Business

In the first quarter of 2007, the display industry continued to experience an oversupply situation as a result of increased LCD panel production capacities and slower than expected market demand. This resulted in rapidly declining average selling prices, or ASPs, and increased margin compression. Despite this downward trend in ASPs, we were able to grow sales in regional markets by enhancing our core product offerings across our display portfolios and increase our profits as a result of improvements made to our supply chain and logistics processes. We continue to look for opportunities to simplify our business processes in order to maximize operating efficiencies. This has resulted in increased leverage in our overall cost structure allowing us to be more competitive in the display market. In addition, we believe our initiative to source LCD panels directly from manufacturers has brought us closer to the supply base allowing us to more closely monitor market trends and supply cycles, and consolidate our LCD panel purchasing power. This has resulted in effectively lowering our product costs in the first quarter of 2007. The benefits derived from our sourcing initiative are dependent on market conditions such as periods of oversupply and rapidly dropping ASPs.  In periods of oversupply, the benefits of LCD panel purchases are greater while our ASP's generally decrease.  In periods of short supply those benefits decline, however the ASP's generally increase.  This sourcing initiative helps the company to decrease the overall volatility of the Company's gross margin, although we are unable to anticipate the amount of benefits that will be realized for the rest of 2007. While end user demand for LCD monitors continues to be slow, we are starting to see increases in panel prices and we expect pricing strategies to adjust accordingly.

Total unit shipments increased 43.5% in the first quarter of 2007 compared to the first quarter of 2006. The display industry continued to experience a shift from older technologies, such as CRT, to newer technologies, such as LCD, as well as a broadening of applications from PC monitors to TVs and other digital media products during the first quarter of 2007. Unit shipments of our LCD monitors, LCD TVs, and projectors grew 72.1%, 61.2%, and 115.9%, respectively, in the first quarter of 2007 compared to the first quarter of 2006, while shipments of our CRT monitors declined 47.2% in the first quarter of 2007 compared to the first quarter of 2006.

Net sales increased $83.0 million, or 25.4%, to $409.8 million in the first quarter of 2007 from $326.8 million in the first quarter of 2006. The increase was primarily due to our ability to grow sales in emerging markets and expand core product offerings across our LCD monitor, LCD TV and projector product lines. Income from operations increased 30.0% to $4.3 million in the first quarter of 2007 compared to $3.3 million in the first quarter of 2006. This increase was primarily due to sales growth and increased leverage in our selling, general and administrative expenses as a percentage of net sales, which decreased to 7.1% in the first quarter of 2007 compared to 8.2% in the first quarter of 2006, partially offset by lower gross margins of 8.1% in the first quarter of 2007 compared to 9.2% in the first quarter of 2006.

RESULTS OF OPERATIONS

The following table sets forth our condensed consolidated statements of operations for the periods indicated ($ in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2007	2006	$	%
Net sales	$409,838	$326,794	$83,044	25.4%
Cost of sales	376,490	296,578	79,912	26.9%
Gross profit	33,348	30,216	3,132	10.4%
Selling, general and administrative expenses	29,044	26,907	2,137	7.9%
Income from operations	4,304	3,309	995	30.1%
Other income (expense):
Interest (expense) income, net	(164)	157	(321)
Other income (expense), net	174	1,336	(1,162)
Total other income (expense), net	10	1,493	(1,483)
Income from continuing operations before income taxes	4,314	4,802	(488)	(10.2)%
Provision for income taxes	344	1,226	(882)	(71.9)%
Net income	3,970	3,576	394	11.0%
Preferred stock accretion	-	(48)	48
Net income available to common stockholders	$3,970	$3,528	$442	12.5%

The following table sets forth our condensed consolidated statements of operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,	(1)
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	91.9	90.8
Gross profit	8.1	9.2
Selling, general and administrative expenses	7.1	8.2
Income from operations	1.1	1.0
Other income (expense):
Interest (expense) income, net	-	0.1
Other income (expense), net	-	0.4
Total other income (expense), net	-	0.5
Income from continuing operations before income taxes	1.1	1.5
Provision for income taxes	0.1	0.4
Net income	1.0	1.1
Preferred stock accretion	-	-
Net income available to common stockholders	1.0%	1.1%

(1) May not total due to rounding differences.

Net Sales

Net sales increased $83.0 million, or 25.4%, to $409.8 million in the first quarter of 2007 from $326.8 million in the first quarter of 2006. The increase was primarily due to an increase in LCD, LCD TV and projector unit shipments partially offset by lower CRT unit shipments and declines in ASPs across all product categories in the first quarter of 2007 compared to the prior year. The decline in ASPs reflects the continuing effects of increased production capacities, aggressive competition, reduced costs associated with advances in display technology, and regional and product mix.

Total unit shipments increased 43.5% in the first quarter of 2007 compared to the first quarter of 2006. The increase was due to strong unit shipments across all of our segments driven by our strategic marketing efforts and continued expansion in Latin America, Russia, China and other Asian markets. Unit shipments of our LCD monitors, LCD TVs, and projectors grew 72.1%, 61.2%, and 115.9%, respectively, in the first quarter of 2007 compared to prior year, while shipments of our CRT monitors declined 47.2% in the first quarter of 2007 compared to the prior year. Of the display products shipped in the first quarter of 2007, LCDs accounted for 83.5% and all other products accounted for 16.5% of such units shipped as compared to 69.6% and 30.4%, respectively, in the first quarter of 2006.

Cost of Sales

Cost of sales increased $79.9 million, or 26.9%, to $376.5 million in the first quarter of 2007 from $296.6 million in the first quarter of 2006. As a percentage of net sales, cost of sales increased to 91.9% in the first quarter of 2007 from 90.8% in the first quarter of 2006. The increase in cost of sales as a percentage of net sales was primarily due to the ASPs of our products declining at a faster rate than offsetting product cost improvements. Product costs as a percentage of net sales increased to 88.6% in the first quarter of 2007 from 86.3% in the prior year. Gross margin declined to 8.1% in the first quarter of 2007 from 9.2% in the prior year primarily due to increased product costs as a percentage of net sales, partially offset by better pricing due to our sourcing of LCD components directly from manufacturers and reductions in freight and warranty expenses as a percentage of net sales.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses increased $2.1 million, or 7.9%, to $29.0 million in the first quarter of 2007 from $26.9 million in the first quarter of 2006. The increase was primarily due to an increase in personnel-related costs of $1.0 million due to higher headcount, higher selling and marketing expenses of $0.2 million, higher professional fees of $0.2 million related to web development costs, and other costs of $0.7 million. As a percentage of net sales, selling, general and administrative expenses decreased to 7.1% in the first quarter of 2007 from 8.2% in the first quarter of 2006 as a result of our continued focus on streamlining our business processes to maximize operating efficiencies and enhance our competitiveness.

Other Income (Expense), Net

Other income (expense), net, decreased $1.5 million to $10,000 in the first quarter of 2007 from $1.5 million in the first quarter of 2006. The decrease was primarily due to lower foreign currency translation gains of $1.6 million and higher interest expense of $0.3 million as a result of higher average loan balances outstanding during the first quarter of 2007 compared to the first quarter of 2006. In addition, the first quarter of 2006 included impairment charges of $0.4 million related to long-term investments.

Provision for Income Taxes

Our provision for income taxes decreased $0.9 million to $0.3 million in the first quarter of 2007 from $1.2 million in the first quarter of 2006. The estimated effective tax rate as a percentage of pre-tax income decreased to 8.0% in the first quarter of 2007 compared to 25.5% in the first quarter of 2006. The decrease in the effective tax rate was primarily due to an increase in the proportion of income earned in jurisdictions having a lower effective tax rate than the United States.

Segment Information

Our management evaluates and monitors segment performance primarily through net sales and income from operations. We do not allocate assets or liabilities by segment for management reporting purposes. During the fourth quarter of 2006, management realigned our operating segments under a new methodology to allocate certain corporate overhead expenses and corporate benefits associated with our initiative to source LCD panels directly from LCD panel manufacturers to our operating segments. Management believes that this segment information provides useful information for analyzing the underlying business results. The following segment information for the first quarter of 2006 has been recast to conform to the first quarter of 2007 presentation.

	Three Months Ended March 31,		Increase (Decrease)
($ in thousands)	2007	2006	$	%
Net sales:
Americas	$192,700	$152,940	$39,760	26.0%
EMEA	86,967	73,265	13,702	18.7%
Asia-Pacific	130,171	100,589	29,582	29.4%
	$409,838	$326,794	$83,044	25.4%

Income (loss) from operations:
Americas	$10	$3,767	$(3,757)	(99.7)%
EMEA	1,071	(3,913)	4,984	127.4%
Asia-Pacific	3,357	3,476	(119)	(3.4)%
Other (1)	(134)	(21)	(113)
	$4,304	$3,309	$995	30.1%
__________________________
(1)	Includes certain corporate expenses that were not allocated to a specific segment for management reporting purposes.

Americas

Net Sales

In our Americas region, net sales increased $39.8 million, or 26.0%, to $192.7 million in the first quarter of 2007 from $152.9 million in the first quarter of 2006. The increase was primarily due to unit shipment growth in our LCD, LCD TV and projector products of 70.9%, 41.3% and 120.7%, respectively, driven by pricing strategies designed to gain market share and increase channel diversification. The increase was partially offset by lower CRT unit shipments of 72.4% and lower ASPs for our LCD, LCD TV and projector products.

Income from Operations

In our Americas region, income from operations decreased $3.8 million primarily due to lower gross margins as a result of higher product costs as a percentage of net sales due to our ASPs declining at a faster rate than offsetting product cost improvements. This decrease was partially offset by the increase in net sales and lower selling, general and administrative expenses primarily due to lower account development funds expense, lower incentive compensation as a result of lower operating performance and lower personnel-related costs.

EMEA

Net Sales

In our EMEA region, net sales increased $13.7 million, or 18.7%, to $87.0 million in the first quarter of 2007 from $73.3 million in the first quarter of 2006. The increase was primarily due to growth in our LCD and projector unit shipments of 45.3% and 181.8%, respectively, driven by channel diversification and increased expansion into Russia. The increase was partially offset by a decrease in CRT unit shipments of 50.7% and lower ASPs for our LCD, LCD TV, projector and CRT products. Foreign currency translation had a positive impact on our net sales in the first quarter of 2007 due to a 10% stronger Euro exchange rate against the U.S. dollar based on an average quarterly rate in the first quarter of 2007 compared to the prior year.

Income from Operations

In our EMEA region, income from operations increased $5.0 million to $1.1 million in the first quarter of 2007 from a $3.9 million loss in the first quarter of 2006. The increase was primarily due to the increase in net sales and higher gross margins  driven by lower product costs as a percentage of net sales, lower inventory write-downs, and lower warranty costs due to lower defect rates and improved operating efficiencies. The increase was partially offset by higher selling, general and administrative expenses primarily due to higher personnel-related expenses due to an increase in headcount, higher account development funds expense in order to promote sales in a very competitive environment and higher incentive compensation due to improved operating performance.

Asia-Pacific

Net Sales

In our Asia-Pacific region, net sales increased $29.6 million, or 29.4%, to $130.2 million in the first quarter of 2007 from $100.6 million in the first quarter of 2006. The increase was primarily due to an increase in unit shipments of our LCD products of 91.4% as a result of our continued growth in the China market and expanded efforts in Australia, Korea, India and other Southeast Asian countries. In addition, foreign currency translation had a positive impact on our net sales in the first quarter of 2007 due to a 4% stronger Chinese Yuan exchange rate against the U.S. dollar based on an average quarterly rate in the first quarter of 2007 compared to the prior year. The increase was partially offset by a decrease in CRT unit shipments of 35.7%.

Income from Operations

In our Asia-Pacific region, income from operations decreased $0.1 million, or 3.4%, to $3.4 million in the first quarter of 2007 from $3.5 million in the first quarter of 2006. The decrease was primarily due to lower gross margins as a result of higher product costs as a percentage of net sales and higher selling, general and administrative expenses primarily driven by an increase in personnel-related expenses as we continue to build our infrastructure to support our growing sales in the Asia-Pacific markets.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net cash used in operating activities	$(48,198)	$(13,472)
Net cash used in investing activities	(1,980)	(3,473)
Net cash provided by (used in) financing activities	14,879	(3,722)
Effect of exchange rate changes on cash and cash equivalents	126	62
Net decrease in cash and cash equivalents	$(35,173)	$(20,605)

As of March 31, 2007, we had cash and cash equivalents of $33.9 million. Our cash balances are held in numerous locations throughout the world. Most of the amounts held outside the United States can be repatriated to the United States, but under current law would be subject to U.S. federal income taxes, less applicable foreign tax credits. In certain countries, foreign exchange limitations limit the amount of cash that can be repatriated. Repatriation could result in additional U.S. federal income tax payments in future years. Where local restrictions prevent an efficient inter-company transfer of funds, our intent is that cash balances would remain in the foreign country and we would meet U.S. liquidity needs through ongoing cash flows from operations, external borrowings, or both. We utilize various tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We have available various credit lines in our Americas, EMEA and Asia-Pacific regions to meet expected and unexpected cash flow needs.

Operating Activities

Cash used in operating activities was $48.2 million in the first quarter of 2007 compared to $13.5 million in the first quarter of 2006. The decrease in operating cash flow in the first quarter of 2007 was primarily due to the lengthening of our cash conversion cycle as a result of increased working capital requirements to meet our business needs. Our cash conversion cycle increased nine days at March 31, 2007 compared to December 31, 2006. The increase was due to a nine day increase in days of sales outstanding from 41 days at December 31, 2006 to 50 days at March 31, 2007 primarily due to a combination of changes in customer mix with longer average accounts receivable terms and a greater proportion of our sales being made in the last month of the first quarter of 2007 compared to the fourth quarter of 2006. Days of accounts payable outstanding increased one day from 63 days at December 31, 2006 to 64 days at March 31, 2007 primarily due to the timing of product purchases and when payments were made. Days in inventory increased one day from 32 days at December 31, 2006 to 33 days at March 31, 2007.

Our days of sales outstanding and days of accounts payable outstanding include the effects of product component revenues and costs related to the sourcing of LCD components directly from manufacturers. We believe this is a more accurate presentation of our cash conversion cycle. Product component revenues and costs are presented as a net amount as part of cost of sales in our condensed consolidated statements of operations.

Investing Activities

Cash used in investing activities was $2.0 million in the first quarter of 2007 compared to $3.5 million in the first quarter of 2006. The use of cash in the first quarter of 2007 was primarily due to additional cash outlays for building improvements, while the use of cash in 2006 was primarily due to the sales and purchases of short-term investments.

Financing Activities

Cash provided by financing activities was $14.9 million in the first quarter of 2007 compared to cash used in financing activities of $3.7 million in the first quarter of 2006. In the first quarter of 2007, we had net borrowings of $14.9 million compared to $11.2 million in the prior year. In addition, we redeemed all outstanding shares of our Series B Preferred Stock for $15.0 million in the prior year.

Credit Facilities

In the United States, we have a $60.0 million credit line that expires in March 2008. Advances bear interest at the prime rate plus 0.50% (8.75% at March 31, 2007 and December 31, 2006) with interest payable monthly. As of March 31, 2007 and December 31, 2006, there were no outstanding balances on the line-of-credit. All advances under the agreement are collateralized by substantially all of the assets of ViewSonic Americas. Under the agreement we are subject to various restrictive covenants, which, among other things, limit dividends (not to exceed $250,000 per year without the consent of the financial institution), capital expenditures and executive compensation and require us to maintain a minimum earnings before interest, taxes, depreciation and amortization amount. We are not required to comply with the restrictive covenants when borrowing capacity exceeds $15.0 million.

In Europe, we have a $20.0 million line-of-credit facility with a financial institution that expires in June 2007. This line-of-credit is secured by trade receivables and inventory of ViewSonic Europe Limited. Advances bear interest at LIBOR plus a margin (7.57% and 7.58% as of March 31, 2007 and December 31, 2006, respectively). Outstanding borrowings against this facility were $10.4 million and $0 as of March 31, 2007 and December 31, 2006, respectively. We may be unable to extend this credit facility or find a replacement facility on substantially similar terms.

Certain of our other Asia-Pacific subsidiaries also have line-of-credit facilities with various financial institutions that expire through September 2007. These credit facilities are secured by certain of their assets and allow cash advances, letters of credit and bank guarantees. The aggregate borrowing limit was $23.5 million and $23.7 million at March 31, 2007 and December 31, 2006, respectively. These lines of credits had a weighted average interest rate of 7.22% and 7.23% at March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007 and December 31, 2006, there were outstanding cash advances of $4.8 million and $0.3 million, respectively. We may be unable to extend these credit facilities or find replacement facilities on substantially similar terms.

We have subordinated notes payable to our principal stockholder and related entities.  The subordinated notes payable are not callable until the expiration date, April 12, 2008.  At March 31, 2007 and December 31, 2006, the amounts outstanding were $43.0 million.  The interest rate on the subordinated notes payable was 3.97% as of March 31, 2007 and December 31, 2006.

As of March 31, 2007, we were in compliance with the covenants of all our borrowing arrangements.

Off-Balance Sheet Arrangements

During the first quarter of 2007 and year ended December 31, 2006, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Seasonality

The market for our products historically has experienced seasonal shifts in demand due to changes in buying patterns by our customers. Buying patterns vary geographically, and the impact on our operating results in a given period may vary depending on our actual or anticipated level of activity in the relevant region. The market generally experiences a decline in net sales from the first quarter to the second quarter of each year, and tends to experience the highest net sales in the fourth quarter of the year due to a strong buying season by large wholesale distribution partners and retailers attributable to the holiday season in the Americas. Our seasonality is moderated through slightly different seasonal variations in the three regions.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash balances, credit facilities and anticipated cash flows from operations will be sufficient to meet our operating, acquisition and capital requirements for at least the next 12 months. However, there is no assurance that we will not need to raise additional equity or debt financing within this time frame. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases, which could harm our business. Factors that could affect our cash used or generated from operations and, as a result, our need to seek additional borrowings or capital include:

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

Critical Accounting Policies and Estimates

Our critical accounting policies reflecting our estimates and judgments are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 16, 2007. We have not changed those policies since such date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial market risk arises from fluctuations in foreign currencies. A majority of our net sales, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into these transactions in other currencies, primarily the Euro, Chinese Renminbi, and certain other Asian currencies. Our net sales and purchasing transactions denominated in currencies other than the U.S. dollar are subject to exchange rate fluctuations and could potentially negatively impact our financial results.

We have significant European and Asia-Pacific net sales denominated in the Euro and Chinese Renminbi. Product shipping, and selling, general and administrative costs associated with a portion of these sales are U.S. dollar-denominated. During the first quarter of 2007, the Euro-to-U.S. dollar foreign currency exchange rate strengthened against the U.S. dollar increasing 10% on an average quarterly basis compared to the average during the first quarter of 2006. The strengthening of the Euro positively impacted our net sales and income from operations by $3.3 million and $2.1 million, respectively, in the first quarter of 2007 over the prior year assuming all other factors remained constant. During the first quarter of 2007, the Chinese Renminbi-to-U.S. dollar foreign currency exchange rate strengthened against the U.S. dollar increasing 4% on an average quarterly basis compared to the average during the first quarter of 2006. The strengthening of the Chinese Renminbi positively impacted our net sales and income from operations by $2.5 million and $2.4 million, respectively, in the first quarter of 2007 over the prior year assuming all other factors remained constant. Historically, sales of our products have benefited from effects of the weakening U.S. dollar, which make our products more affordable in several markets. However, in periods of a strengthening U.S. dollar, our revenues measured in U.S. dollars are negatively impacted, while our cost of sales remains fairly constant, resulting in lower gross profit. In addition, we must manage our account receivables and inventory balances in order to limit our foreign currency exposure to a strengthening U.S. dollar. We are currently in the process of evaluating various foreign currency hedging strategies to minimize the effects of foreign currency fluctuations on our operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Four of our stockholders filed a purported derivative action against James Chu, our Chairman and Chief Executive Officer, and us on April 17, 2006 in the U.S. District Court for the Central District of California. The complaint alleged, among other things, that Mr. Chu breached various fiduciary duties by personally investing in certain of our suppliers, thereafter directing our contracts to these suppliers and failing to disclose such actions. Plaintiffs sought actual and punitive damages, attorneys’ fees, costs, disgorgement of alleged profits made by Mr. Chu, a declaratory judgment against Mr. Chu for alleged breaches of various fiduciary duties and an injunction prohibiting the award of contracts to suppliers in which Mr. Chu or his relatives have a financial interest. On October 11, 2006, plaintiffs voluntarily dismissed the complaint without prejudice. The same parties thereafter filed substantially the same action in California state court in which they make essentially the same allegations and assert the same claims. After retaining independent counsel, we filed a motion to dismiss the complaint under California procedure for, among other things, failing to make a pre-lawsuit demand. On April 17, 2007, the Court granted our motion in its entirety, dismissing the complaint without leave to amend.

On July 27, 2006, the jury in the trial of LG Philips LCD Co. Ltd., or LPL, v. Tatung Company, Tatung Company of America, Inc., Chunghwa Picture Tubes Ltd., or CPT, and ViewSonic Corporation, pending in U.S. District Court, District of Delaware, (Case No. 05-292-JJF) delivered a verdict finding that each of the defendants, including us, had willfully infringed (through the doctrine of equivalents) a patent of LPL’s relating to electrostatic discharge. The jury awarded monetary damages of $52.5 million against CPT only. Although there is no monetary award against us, the finding of willful infringement, if upheld, may subject us to certain other relief including an award of some portion of LPL’s attorneys’ fees and/or exemplary damages as well as injunctive relief which may require us to, among other things, change our sourcing of certain LCD displays or key components. As of April 24, 2007, the Court has not yet entered judgment in the case. Instead, the Court has under submission the parties’ motions challenging various aspects of the jury’s verdict. While the outcome of these post-trial proceedings cannot be predicted with certainty, we do not believe that the outcome will harm our business, financial position, results of operations or cash flows.

On November 21, 2006, the jury in the trial of LPL v. Tatung Company, Tatung Company of America, Inc., and CPT pending in the U.S. District Court, Central District of California, (Case No. CV-02-6775 CBM) delivered a verdict finding that each of the defendants (we are not a defendant) had willfully infringed two patents of LPL’s relating to the design and manufacture of liquid crystal display modules, or LCDs. As of April 24, 2007, the Court has not yet entered judgment in the case. The parties to the case have briefed post-trial motions challenging various aspects of the jury’s verdict and these motions have been taken under submission by the Court. However, we are a defendant in the related case, LPL v. ViewSonic Corporation, also pending in the U.S. District Court, Central District of California (Case No. CV-03-2886 CBM), in which LPL alleges infringement of the same patents asserted in Case No. CV-02-6775 CBM above as a result of our incorporation of CPT LCD’s into our products. Our suit had been consolidated with the CPT case for pre-trial purposes. No trial date has been set and none is expected to be set as the patent issues have already been heard by the jury in the CPT case (Case No. CV-02-6775 CBM). If an injunction is entered against the CPT LCD panels, we may be required to change our sourcing of certain LCD displays. While the outcome of the post-trial proceedings in Case No. CV-02-6775 cannot be predicted with certainty, we do not believe that the outcome will harm our business, financial position, results of operations or cash flows.

On December 1, 2006, LPL filed a patent suit against Chi-Mei Optoelectronics Corporation, or CMO, AU Optronics Corporation, or AUO, AU Optronics Corporation America, Tatung Company, Tatung Company of America, Inc. and ViewSonic Corporation in the U.S. District Court, District of Delaware, alleging infringement of the same three LPL patents that were found to be valid and infringed in the two cases referenced above, i.e., CV-02-6775 and 05-292 JJF. Presumably, as with the other LPL suits identified above, the allegations against us are based upon our incorporation of certain third-party LCDs into our products. We have filed motions to stay, dismiss, and/or for a more definite statement of the claims asserted in this case. While the outcome of this case cannot be predicted with certainty, we do not believe that the outcome will harm our business, financial position, results of operations or cash flows.

On April 20, 2007, we entered into a settlement agreement with a former vendor related to litigation over certain contractual rights and obligations related to commercial matters.  The former vendor paid us $2.0 million and returned 3,000,000 shares or our common stock with a value of $1.7 million in connection with the settlement.

In the ordinary course of business, we are involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, we believe that the ultimate outcome of such matters will not harm our business, financial position, results of operations or cash flows.

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

Competitive factors in the display industry include product features, product quality, breadth and reliability, price and performance characteristics, end user support, marketing and channel capability as well as corporate reputation and brand strength. We believe that we compete favorably with respect to all of these factors in the monitor market. However, we are a new entrant to the home entertainment market, and, therefore, we are just beginning to establish our competitive position. Many of our competitors in our markets have significantly greater financial, technical, manufacturing and marketing resources than we have. We believe that competition will have the effect of continually reducing the ASP of our products over time. The ASP of our LCD monitors declined approximately 20.2% from the first quarter of 2006 to the first quarter of 2007. We expect price competition to increase in future periods and such price competition may substantially reduce our revenues and products in such periods.

Our industry has low barriers to entry and we expect new competitors to emerge.  Our competition includes established consumer electronic companies, personal computer manufacturers and Asian manufacturers interested in building a brand presence for their goods, including Acer Inc., BenQ Corporation, LG Philips LCD Ltd., NEC Display Solutions, Samsung Electronics as well as more recent entrants like Syntax-Brillian and Vizio.

We believe that over time, this competition will have the effect of reducing the ASP of our products. Some of our competitors have substantially longer operating histories, greater assets, and name recognition, as well as greater financial, marketing, technical and other resources, than we do. Some of our competitors may have lower operating costs than we do.  These advantages may allow our competitors to, among other things: undertake more extensive marketing initiatives, implement and sustain more aggressive pricing, obtain more favorable pricing, obtain more favorable allocations from suppliers or cross subsidize their display operations from their other operations. Consequently, there is no assurance that our products will remain competitive relative to those of our competitors. To the extent we are unable to effectively compete against our competitors for any of these reasons or otherwise, our business, financial conditions and results of operations would be materially adversely affected.

If we need additional capital in the future, it may not be available to us on favorable terms, or at all.

Although we believe that our existing cash balances, credit facilities and anticipated cash flows from operations will be sufficient to meet our operating, acquisition and capital requirements for at least the next 12 months, we may need to raise additional capital through either equity or debt financing. Factors that could adversely affect our cash used or generated from operations and, as a result, our need to seek additional borrowings or capital include:

•	Differences between payment terms for the purchase of key components and the sale of finished products;
•	Early-pay or pre-pay arrangements to secure lower pricing and capacity of key components or finished products;
•	Decreased demand and market acceptance for our products;
•	Inability to successfully develop our next-generation products;
•	Competitive pressures resulting in lower than expected average selling prices;
•	An adverse change in payment terms with our customers or our suppliers;
•	New product announcements or product introductions by our competitors; or
•	Expiration of existing credit facilities.

We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases or research and development expenditures, which could harm our business. If we should require capital in excess of our current availability and if we were unable to raise additional capital on favorable terms or at all, our business could be harmed.

The ASP of our products typically decreases rapidly over the life of the product, which negatively affects our gross margin.

The market in which we compete is subject to technological advances with yearly new product releases and price competition. As a result, the price at which we can sell our products typically declines over the life of the product. The decline in LCD monitors’ ASP is primarily due to increased production capacity and aggressive pricing by the competition but can also be the result of decreased product demand. Over the recent years, the decline in ASP for LCD monitors has been faster than the decline in our product-sourcing costs and this has resulted in decreased margins.

In order to sell products that have a declining ASP and still maintain our gross margins, we need to continually reduce our product costs and manage our inventory. To manage product-sourcing costs, we must collaborate with our contract manufacturers to engineer the most cost-effective design for our products. In addition, we must carefully manage the price paid for components used in our products. We must also successfully manage our freight and inventory holding costs to reduce overall product costs. We also need to continually introduce new products with more attractive sales prices and gross margins in order to maintain our overall gross margins.  We may not be able to reduce our product costs when there is a shortage of key components or when component prices otherwise rise.  If we are unable to manage the cost of older products or successfully introduce new products with higher gross margins, our net sales will decrease and our gross margins will decline.

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

We order components, materials and tooling in advance of anticipated customer demand. Therefore, we have limited ability to reduce our inventory purchase commitments quickly in response to any revenue shortfalls or declines in product demand.

Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we may commit to purchase products without having received advance purchase commitments from our customers. Our inventory purchases are made based upon future demand forecasts. These forecasts are based upon assumptions about future product demand that may prove to be inaccurate. Because we typically need sufficient lead-time in purchasing our products, we may not be able to reduce our inventory purchase commitments in a timely manner in response to any revenue shortfalls or decline in product demand. If our revenue growth slows or if there were a higher incidence of inventory obsolescence due to rapidly changing prices of product components, rapidly changing technology and customer requirements or an increase of the supply of products in the marketplace, we could be subject to excess or obsolete inventories or under-utilized tooling. If any of these events occur, we could be required to take corresponding inventory write-downs or write-offs or tooling write-offs, which would impair our financial results and our gross margin.

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

We provide our third-party component suppliers and contract manufacturers with a rolling forecast of demand which they use to determine their material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand and supply for a component at a given time. Although the cost of key components tend to vary inversely with the supply of these components, conditions of over-supply can still be associated with higher costs and conditions of shortage can still be associated with lower costs.   Some of our components have long lead times. Regardless of the accuracy of our forecasts, our contract manufacturers may be unable to meet our product timing, volume and price requirements. Alternatively, our component suppliers and contract manufacturers may be unable to utilize the components they have purchased. The cost of the components used in our products tends to drop rapidly as volumes increase and the technologies mature. Therefore, if our contract manufacturers are unable to promptly use components purchased on our behalf, our cost of producing products may be higher than that of our competitors, due to an over-supply of higher-priced components. If they are unable to use certain components, we may need to reimburse them for any losses they incur.

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

Our operating expenses are relatively fixed and we may have limited ability to reduce expenses quickly in response to any revenue shortfalls or declines in product demand.

As a percentage of net sales, selling, general and administrative expenses represented 7.1% and 8.2% for the quarters ended March 31, 2007 and 2006, respectively. We expect selling, general and administrative expenses as a percentage of net sales to remain relatively fixed or decrease as we continue to improve efficiencies in all aspects of our business. Additionally, because we typically recognize a substantial portion of our revenues in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any revenue shortfalls. If we are unable to reduce operating expenses quickly in response to any revenue shortfalls or declines in product demand, it would negatively impact our financial results.

We are subject to risks associated with our worldwide  operations, which may harm our business.

We generated a majority of our total net sales from customers outside of the United States in the first quarter of 2007. Sales to these customers outside of the United States subject us to a number of risks associated with conducting business internationally including the following:

•	International economic and political conditions;
•	Changes in, or impositions of, legislative or regulatory requirements;
•	Unfavorable increases or decreases in the U.S. dollar as compared to other currencies;
•	Duties, tariffs or other barriers to trade;
•	Delays or additional costs resulting from the need for permits, export licenses for certain technology;
•	Tax laws (including U.S. taxes on foreign operations); and
•	Additional burdens in complying with a variety of foreign laws.

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

We rely on a limited number of wholesale distribution and retail customers for most of our sales, and changes in price or purchasing patterns and failure to maintain or establish new distribution and retail  relationships in existing and new sales channels could lower our revenue or gross margins.

We sell our products through wholesale distributors such as Ingram Micro, Inc., Tech Data Corporation and Synnex Corporation as well as retailers such as Costco Wholesale, solution providers, and value added resellers. We expect that a majority of our net sales will continue to come from sales to a small number of customers for the foreseeable future. We have no minimum purchase commitments or long-term contracts with any of these customers. Our customers could decide at any time to discontinue, decrease or delay their purchases of our products. If we fail to maintain or establish a distribution and retail presence in an existing or developing sales channel or market, our business could be harmed.

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

Currently, our choice of display technology for most of our products is Liquid Crystal Display, or LCD. If a different or new display technology proves to have broader market acceptance or we are unable to obtain or shift to this new or different display technology, our business could be harmed.

Most of our revenue is currently derived from the sale of products utilizing LCD display technology. Different technologies are also currently available and these include plasma, Liquid Crystal on Silicon and Organic Light Emitting Diode.  New display technologies are under development and may be commercialized in the future. Our success will depend in part on our continued ability to offer products utilizing a display technology that has broad market appeal on commercially reasonable terms. If we are unable to shift to or access the necessary technology, we may be forced to acquire or develop alternative technology of lower quality or performance standards. This could limit and delay our ability to offer competitive products and increase our costs of production. If a different or new display technology proves to have broad market acceptance and we are unable to access or bring to market products using this new or different display technology, we could lose market share and our revenue, gross margins and our operating results could be harmed.

We rely upon third parties for technology that is critical to our products, and if we are unable to continue to license this technology and future technology, our ability to offer competitive products could be harmed and our costs of production could increase.

We rely on third parties to obtain non-exclusive hardware and software license rights to technologies that are incorporated into and necessary for the operation and functionality of our products as well as the ability of our products to connect to other devices, primarily personal computers. Because the intellectual property we license is available from third parties, barriers to entry for our competitors may be lower than if we owned exclusive rights to the technology we license and use. On the other hand, if a competitor enters into an exclusive arrangement with any of our third-party technology providers or a new technology emerges which cannot readily access, our ability to develop and sell products containing or utilizing that technology could be severely limited. Our licenses often require royalty payments or other consideration to third parties. Our success will depend in part on our continued ability to have access to these technologies on commercially reasonable terms. If we are unable to license the necessary technology, we may be forced to acquire or develop alternative technology of lower quality or performance standards. This could limit and delay our ability to offer competitive products and increase our costs of production. As a result, our gross margins, market share, and operating results could be harmed.

If we fail to continue to introduce new products that achieve broad market acceptance on a timely basis, or fail to market or sell our products in a way that receives broad acceptance in the market place, we will not be able to compete effectively and we will be unable to increase or maintain net sales and gross margin and our financial results could be negatively impacted.

We operate in a highly competitive, quickly changing environment. We are dependent upon sufficient demand and broad market acceptance for display products, which are now based primarily upon liquid crystal display, or LCD, technology. Our future success depends on our ability to develop and introduce new products and product enhancements that achieve broad market acceptance in the business and home markets. Our future success will depend in large part upon our ability to:

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

Each of our officers may terminate their employment without notice and without cause or good reason. On March 21, 2007, ViewSonic Corporation and James A. Morlan, our Chief Financial Officer, entered into a Separation Agreement effective March 29, 2007. Under the Separation Agreement, Mr. Morlan will resign as our Chief Financial Officer as of June 8, 2007, unless extended by mutual agreement to the date a new chief financial officer is retained. Mr. Morlan also agreed that he would resign as Chief Financial Officer at an earlier date if requested by a new chief financial officer. We have commenced an executive search for Mr. Morlan’s successor; however, there can be no assurance that we will be able to fill this position in a timely manner.

We may fail to comply with the Restriction of Certain Hazardous Substances Directive, or RoHS, and Waste Electrical and Electronic Equipment Directive, or WEEE, which could harm our business.

We are subject to local laws and regulations in various regions in which we operate, including the European Union, or the EU. There are two particular EU directives, RoHS and WEEE, which may have a material impact on our business. RoHS restricts the distribution of certain substances, including lead, within the EU and is effective July 1, 2006. RoHS requires us to eliminate and/or reduce the level of specified hazardous materials from our products and requires us to maintain and publish a detailed list of all chemical substances in our products. WEEE requires us to take back and recycle all products we manufacture or import into the EU at our own expense and became effective in August 2005 for most EU countries and at varying dates thereafter for other EU countries whose implementation of the European WEEE Directive was subsequent to August 2005. The United Kingdom is the most recent country to implement the WEEE Directive and its regulations became effective in January 2007. If we fail to, or do not fully, comply with the EU directives our business may be harmed. For example,

•
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

Our 2007 Annual Meeting was held on January 31, 2007. The following matter was voted upon at the meeting, and the final votes on the proposal were recorded as follows:

1.	To elect directors to hold office until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified:

Name of Individual	Votes For	Votes Withheld

James Chu	318,728,917	0

Matthew Massengill	318,728,917	0

William J. Miller	318,728,917	0

Bruce L. Stein	318,728,917	0

Luc H. Vanhal	318,728,917	0

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2007.

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