Form 10-Q
period 2007-06-30
VIEWSONIC CORP
filed 2007-08-14
CIK 1068806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
(909) 444-8888
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

The number of shares of the registrant's common stock outstanding was 351,677,443 shares and the number of shares of Series C preferred stock outstanding was 3,300,000 shares, each as of July 31, 2007.

ViewSonic Corporation
Form 10-Q

Part I

ViewSonic Corporation and Subsidiaries

 Condensed consolidated balance sheets

 June 30, 2007 and December 31, 2006

(in thousands, except share data and par value)	June 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$72,964	$69,079
Trade receivables, net	296,537	277,162
Other receivables	18,158	7,213
Inventories	191,640	194,049
Deferred income taxes	6,099	7,734
Prepaids and other current assets	6,727	3,670
Income taxes receivable	79	152
Total current assets	592,204	559,059
Property, plant and equipment, net	21,314	14,445
Long-term investments	118	237
Goodwill	1,347	1,347
Other assets, net	5,134	3,549
Total assets	$620,117	$578,637
Liabilites and stockholders' equity
Current liabilities:
Bank borrowings	$19,012	$307
Current portion of notes payable - related party	43,000	-
Accounts payable	408,352	388,554
Accrued promotional expenses	22,892	25,852
Accrued warranty expense	22,189	24,455
Other accrued expenses	27,874	32,446
Total current liabilities	543,319	471,614
Subordinated notes payable - related party	-	43,000
Deferred income taxes	4,307	-
Stockholders' equity:
Common stock, $.01 par value 600,000,000 shares authorized; 351,619,666 and 354,594,666 shares issued as of June 30, 2007 and December 31, 2006, respectively	3,516	3,546
Preferred stock, $.001 par value 22,800,000 shares authorized; 3,300,000 shares issued as of June 30, 2007 and December 31, 2006	3	3
Additional paid-in capital	92,645	94,181
Accumulated deficit	(21,964)	(31,468)
Accumulated other comprehensive loss	(1,709)	(2,239)
Total stockholders' equity	72,491	64,023
Total liabilities and stockholders' equity	$620,117	$578,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

ViewSonic Corporation and Subsidiaries

 Condensed consolidated statements of operations

(in thousands, except share data)	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net sales	$423,867	$379,268	$833,705	$706,062
Cost of sales	388,510	349,070	765,000	645,648
Gross profit	35,357	30,198	68,705	60,414
Selling, general and administrative expenses	29,418	30,017	58,462	56,924
Income from operations	5,939	181	10,243	3,490
Other income (expense):
Interest (expense) income, net	(735)	156	(899)	313
Other income, net	1,532	285	1,706	1,621
Total other income, net	797	441	807	1,934
Income before income taxes	6,736	622	11,050	5,424
Provision for income taxes	792	97	1,136	1,323
Net income	5,944	525	9,914	4,101
Preferred stock accretion	-	-	-	(48)
Net income available to common shareholders	$5,944	$525	$9,914	$4,053

Earnings per common share:
Basic	$0.02	$-	$0.03	$0.01
Diluted	$0.02	$-	$0.03	$0.01

Weighted averages shares used in per share calculations:
Basic	352,277	354,131	353,429	354,095
Diluted	359,439	360,749	360,209	360,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

ViewSonic Corporation and Subsidiaries

 Condensed consolidated statements of cash flows

	Six months ended
(in thousands)	June 30,
	2007	2006
Cash flows from operating activities
Net income	$9,914	$4,101
Adjustments to reconcile net income to net cash used in operating activities:
Noncash gain from litigation settlement	(2,710)	-
Depreciation and amortization	898	1,418
(Gain) loss on disposal of property, plant and equipment	(5)	9
Provision for doubtful accounts	233	376
Net loss on sale and impairment of long-term investments	135	1,320
Deferred income taxes	2,631	(21)
Stock-based compensation expense	134	111
Changes in operating assets and liabilities:
Trade receivables	(18,923)	(19,764)
Other receivables	(9,830)	(808)
Inventories	3,107	(15,933)
Prepaids and other current assets	(3,000)	(1,460)
Accounts payable	18,352	9,310
Accrued promotional and other expenses	(5,725)	9,268
Accrued warranty expense	(2,288)	2,716
Income taxes payable/receivable	(1,893)	280
Net cash used in operating activities	(8,970)	(9,077)
Cash flows from investing activities
Proceeds from sale of property, plant and equipment	9	14
Purchase of property, plant and equipment	(5,418)	(669)
Proceeds on sale of long-term investments	-	954
Proceeds on sale of short-term investments	-	7,544
Purchase of short-term investments	-	(15,213)
Change in other assets	(963)	-
Net cash used in investing activities	(6,372)	(7,370)
Cash flows from financing activities
Net proceeds from bank borrowings	18,645	4,213
Proceeds from issuance of common stock	9	61
Redemption of preferred stock	-	(15,000)
Net cash provided by (used in) financing activities	18,654	(10,726)
Effect of exchange rate changes on cash and cash equivalents	573	108
Net increase (decrease) in cash and cash equivalents	3,885	(27,065)
Cash and cash equivalents at beginning of period	69,079	93,998
Cash and cash equivalents at end of period	$72,964	$66,933

Supplemental disclosure of non-cash investing activity:
In 2007, non-cash activity includes the reclassification of a $2.3 million deposit on a building made in 2006 from other assets to property, plant and equipment

The accompanying notes are an integral part of these condensed consolidated financial statements.

ViewSonic Corporation and Subsidiaries

 Notes to condensed consolidated financial statements

 (unaudited)

Note 1—Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim condensed consolidated financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.

The accompanying unaudited condensed consolidated financial statements for ViewSonic Corporation and its subsidiaries, or collectively, the Company, contain all adjustments, which are normal and recurring, necessary to present fairly the Company’s financial position as of June 30, 2007 and the Company’s results of operations and cash flows for the three and six months ended June 30, 2007 and 2006. The condensed consolidated balance sheet as of December 31, 2006 is derived from the December 31, 2006 audited consolidated financial statements.

The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 and the notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 16, 2007.

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

Revenue recognition, warranty and promotions

Revenues are recognized when the risk of loss is transferred, persuasive evidence of an arrangement exists, the price is fixed or readily determinable and collectability is reasonably assured. The Company extends rights of return to its customers, which are accrued for based on estimated future returns determined by using estimates and historical experience.

The Company provides a variety of warranty programs worldwide, which are based on specific products and geographic locations. Accruals are provided for such estimated future costs at the time the product is sold. Estimates are primarily based on historical experience and other available information.

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

Promotional pricing incentives from vendors

The Company receives promotional pricing incentives from its product vendors. The amount of the pricing incentives is based on various market factors including the volatility of pricing of key product components, market dynamics and the quantity of the Company's purchases from such vendors. The pricing incentives do not require the Company to commit to future component purchases from these vendors. The Company records the reimbursement from vendors for these promotional pricing incentives when the Company is released of the legal liability for the payment of the product purchases by the vendors. The benefit from pricing incentives related to products that have not been sold is deferred and recorded as a reduction of inventory cost. The benefit from pricing incentives related to products that have been sold is recorded as a reduction of the cost of sales.

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 , or SFAS 159. SFAS 159 permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. The Company is currently assessing the effect SFAS 159 may have, if any, on its financial statements when adopted on January 1, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 will be effective for the Company beginning January 1, 2008. The Company is currently assessing the effect SFAS 157 may have, if any, on its financial statements when adopted on January 1, 2008.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109, or FIN 48. It clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption on January 1, 2007, the Company recognized a $0.4 million increase to the January 1, 2007 accumulated deficit balance. In addition, consistent with the provisions of FIN 48, the Company reclassified $3.1 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.

As of January 1, 2007, the balance of gross unrecognized tax benefit was $4.4 million. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period.

The Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statements of operations rather than income tax expense. The Company will classify income tax penalties as part of selling, general and administrative expense in its condensed consolidated statements of operations. The Company has less than $0.1 million of penalties accrued and an immaterial amount of interest expense accrued as of June 30, 2007. No amount of interest or penalties was accrued as of January 1, 2007.

The Company operates in multiple tax jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions as well as other matters. In many cases the Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Tax jurisdiction	Tax years no longer subject to audit

United States	2002 and prior
United Kingdom	2004 and prior
Canada	2000 and prior
Germany	2000 and prior
France	2003 and prior
Taiwan	2002 and prior
China	2001 and prior

The Company's federal and certain non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities and the amounts ultimately paid, if any, upon resolution of the issues raised by the tax authorities may differ materially from the amounts accrued for each year. It is possible that approximately $1.1 million of income tax liabilities related to uncertain intercompany transfer pricing items will be recognized as an income tax benefit in the next twelve months due to the closing of open tax years.

In May 2007, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FASB Interpretation No. 48, Definition of Settlement in FASB Interpretation No. 48, or FSP FIN 48-1, which amends FIN 48 and provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. This FSP clarifies that a tax position could be effectively settled upon examination by a taxing authority. In determining whether a tax position is effectively settled, companies should make the assessment on a position-by-position basis, but a company could conclude that all positions in a particular tax year are effectively settled. The Company adopted the provisions of FSP FIN 48-1 on January 1, 2007. The adoption did not have a material impact on the Company’s financial statements.

Note 2—Stock-based compensation

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

Stock option activity

The Company has two employee stock plans: the 1999 Stock Plan, or the 1999 Plan, and the 2004 Equity Incentive Plan, or the 2004 EIP. Upon approval of the 2004 EIP, the 1999 Plan was terminated (except for all options previously granted and outstanding under such plan). The 2004 EIP provides for the granting of stock options to eligible employees and non-employee directors. Options granted under this plan are granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant, vest over three or four years and expire ten years after their original date of grant. As the Company's common stock is not publicly traded, the fair market value of the Company's common stock is approved by the Company's Board of Directors based on various information, assumptions and factors. As of June 30, 2007, there were 11.1 million shares available for future grants under the 2004 EIP.

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

Participants in the Program were each granted non-statutory stock options under the 2004 Equity Incentive Plan at an exercise price of $0.54 per share, the fair market value of the Company’s common stock as determined in good faith by the Compensation Committee on February 2, 2007. A maximum number of 5.4 million shares are eligible for vesting under the Program if both Performance Targets are achieved at the 150% level. The maximum number of shares is referred to as the Maximum Award. The portion of the stock option in which a participant could potentially vest if 100% of the Performance Targets are achieved is referred to as the Target Award.

The Program requires the achievement of at least 100% of the Performance Targets for fiscal year 2007 as a minimum threshold before any of the shares subject to the stock options vest. The vesting of the stock option is contingent upon the participant's continued service though the applicable vesting date and is subject to specified change in control and other conditions. The achievement of the Performance Targets will be at the sole discretion of the Compensation Committee and shall be determined by the Compensation Committee after the completion of the fiscal year 2007 audit, which we refer to as the Determination Date. If the minimum threshold is not achieved, the stock options will be automatically cancelled and forfeited in their entirety. On the Determination Date, the stock option award, known as the Eligible Award, will be determined by multiplying the Target Award by the percentage of achievement of the Performance Targets (a range of between 100% and 150% based on the levels achieved against both the Performance Targets). The Eligible Award will vest 33 1/3% on the Determination Date, 33 1/3% on February 2, 2009 and 33 1/3% on February 2, 2010. The difference between the Maximum Award and the Eligible Award, if any, shall be forfeited and cancelled on the Determination Date.

On July 18, 2007, the Compensation Committee of the Board of Directors determined to modify the vesting of stock options granted to participants in the Program such that all or a portion of the stock option subject to the Target Award and Maximum Award will vest as to  33 1/3% on the February 2, 2008, 33 1/3% on February 2, 2009 and 33 1/3% on February 2, 2010.A total of 3.7 million shares were modified. The performance criteria for the vesting of the remaining 1.7 million of stock options  were not changed.  The modification is not expected to have a material impact on the Company’s financial statements.

The table below summarizes the stock option activity under the Company's 1999 Plan and 2004 EIP:

			Weighted
			average
		Weighted	remaining
	Number of	average	contractual
	shares	price	term
	(in 000s)	per share	(in years)
Outstanding at December 31, 2006	25,341	$0.40
Granted	7,260	0.55
Exercised	(25)	0.38
Cancelled	(1,283)	0.39
Outstanding at June 30, 2007	31,293	$0.43	6.37
Exercisable at June 30, 2007	20,272	0.38	4.74

The total intrinsic value of options outstanding as of June 30, 2007 was $5.6 million. Total cash received from the exercise of employee stock options was $9,500 for the six months ended June 30, 2007.

The following table summarizes information for options outstanding as of June 30, 2007:

		Weighted
		average
	Number of	remaining	Weighted	Number of
	options	contractual	average	options
	outstanding	term	exercise	exercisable
Range of exercise prices	(in 000s)	(in years)	per share	(in 000's)
$0.38	21,297	4.88	$0.38	19,966
$0.45	667	8.47	$0.45	252
$0.54	7,444	9.57	$0.54	54
$0.57	1,885	9.87	$0.57	-

Valuation and expense recognition of stock-based awards under SFAS 123R

For the three and six months ended June 30, 2007, stock-based compensation expense for employee stock options recognized was $74,000 and $134,000, respectively. No income tax benefit related to stock-based compensation expense was recognized for the three and six months ended June 30, 2007. The Company used the Black-Scholes option-pricing model to estimate the fair value of employee stock options. The determination of fair value using the Black-Scholes option-pricing model is affected by the fair market value of the Company's common stock as well as the use of certain highly subjective estimates and assumptions including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors.

All option awards were valued as a single award and amortized on a straight-line basis over the requisite service period. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the periods indicated:

	Six months ended June 30,
	2007	2006
Expected volatility	46.1%	52.0%
Risk-free interest rate	4.7%	5.0%
Expected dividend yield	0%	0.0%
Expected option life (in years)	6.07	6.25
Weighted average fair value of stock options granted per share	$0.28	$0.25

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

The risk-free interest rate assumption is based on observed interest rates for the expected option life of the Company's stock options. The expected dividend yield assumption is based on the Company's expectation of future dividend payouts. The Company has never declared or paid any cash dividends on its common stock and currently does not anticipate paying such cash dividends. The Company used the simplified method for its expected option life assumption as allowed by SEC Staff Accounting Bulletin No. 107, Share-Based Payment.

SFAS 123R requires stock-based compensation expense to be recognized only for those stock options that are ultimately expected to vest. An estimate of forfeiture rate must be made and applied at the time of grant and revised in subsequent periods on a cumulative basis in the period of revision. The Company considered various factors including its actual historical experience of pre-vesting option forfeitures bifurcated by employee groups as the basis to arrive at an estimated average annual forfeiture rate of 4.4% for the six months ended June 30, 2007.

As of June 30, 2007, the remaining amount of unrecognized compensation cost related to employee stock options was $2.3 million, which is expected to be recognized over a weighted average period of 2.9 years.

Note 3—Comprehensive income

Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities classified as available for sale. The following table sets forth the calculation of comprehensive income for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$5,944	$525	$9,914	$4,101
Foreign currency translation	430	111	530	201
Unrealized holding (losses) gains on marketable securities, less realized gains	-	(163)	-	428
Total comprehensive income	$6,374	$473	$10,444	$4,730

Note 4—Income taxes

Income taxes are determined using an estimated annual effective tax rate. The provision for income taxes is less than the 35% U.S. federal statutory rate primarily due to lower tax rates in certain non-U.S. jurisdictions. The Company has valuation allowances against its deferred income taxes in the United States and all foreign jurisdictions other than its foreign subsidiaries in Taiwan and China. The valuation allowances have been calculated pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS 109, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes the Company's past and projected future performance, the market environment in which the Company operates, the utilization of past tax credits and the length of the carry-back and carry-forward periods of net operating losses. The Company intends to maintain a valuation allowance until sufficient positive evidence as contemplated by SFAS 109 exists in future periods.

Pursuant to Accounting Principles Board Opinion No. 23, Accounting for Income Taxes-Special Areas, or APB 23, the Company does not provide for federal income taxes or tax benefits on the undistributed earnings associated with the non-U.S. operations. In the event some or all of the earnings were distributed to the U.S. entity, some portion of the distribution would be subject to both U.S. income taxes and foreign withholding taxes. However, foreign tax credits may become available to reduce or eliminate the U.S. income tax liability.

Deferred taxes have not been provided on the excess book basis of shares of certain foreign subsidiaries in the amount of $38 million as of June 30, 2007 because such basis differences are not expected to reverse in the foreseeable future. These basis differences arose primarily through undistributed book earnings of the Company’s subsidiaries. The basis differences could reverse through a sale of the subsidiaries, the receipt of dividends from the subsidiaries, as well as various other events. It is not practical to calculate the residual income tax which would result if these basis differences reversed due to the complexities of U.S. tax rules and regulations and the hypothetical nature of the calculations.

Note 5—Commitments and contingencies

Lease Commitments

In January 2007, the Company entered into a lease agreement for 298,050 square feet of office space at its existing principal office location in Walnut, California. The term of the lease commences on July 1, 2007 and runs through July 2014, subject to extension at the Company's option under certain circumstances. The future minimum lease payments required under this operating lease are $0.4 million in 2007, $1.5 million in 2008, $1.6 million in 2009, $1.6 million in 2010, $1.7 million in 2011 and $4.6 million thereafter.

In February 2007, the Company entered into a lease agreement for office space in London, United Kingdom. This lease expires in September 2018. The future minimum lease payments required under this operating lease are $0 for the remainder of 2007, $0.9 million in 2008, $1.0 million in 2009, $1.0 million in 2010, $1.0 million in 2011, and $7.6 million thereafter. Rent expense for the three and six months ended June 30, 2007 was $0.1 million and $0.3 million, respectively.

Litigation

The Company is involved in various legal matters in the normal course of its business. While the outcome of these proceedings and claims cannot be predicted with certainty, the Company believes that the ultimate outcome of such matters will not harm its business, financial position, results of operations or cash flows.

On May 19, 2003, Commissariat a L'Energie Atomique, or CEA, filed a patent suit against Chi-Mei Optoelectronics Corporation, or CMO, Dell Computer Corporation, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., Samsung Electronics Canada, Inc., Samsung International, Inc., Sun Microsystems, Inc., and ViewSonic Corporation in the U.S. District Court, District of Delaware (Case No. CV-03-484 KAJ), alleging infringement of two patents relating to the design and manufacture of LCD modules. The Company believes the allegations against it are based upon its incorporation of certain third-party LCD modules into its products. The Company has filed a motion to stay, which has been granted. While the outcome of this case cannot be predicted with certainty, the Company does not believe that the outcome will harm its business, financial position, results of operations or cash flows.

On May 27, 2004, LG. Philips LCD Co. Ltd., or LPL, filed a patent suit against Tatung Company, Tatung Company of America, Inc., and ViewSonic Corporation in the U.S. District Court, District of Delaware (Case No. CV-04-343 JJF), alleging infringement of two patents relating to the mounting of LCD panels. Trial will not be held before March 8, 2008. While the outcome of this case cannot be predicted with certainty, the Company does not believe that the outcome will harm its business, financial position, results of operations or cash flows.

On July 27, 2006, the jury in the trial of LG. Philips LCD Co. Ltd. v. Tatung Company, Tatung Company of America, Inc., Chunghwa Picture Tubes Ltd., and ViewSonic Corporation, pending in U.S. District Court, District of Delaware, (Case No. 05-292-JJF) delivered a verdict finding that each of the defendants, including the Company, had willfully infringed (through the doctrine of equivalents) a LPL patent relating to electrostatic discharge. The jury awarded monetary damages of $52.5 million against Chunghwa Pictures Tubes Ltd., or CPT, only. LPL has requested that the Court treble the damages based upon the finding of willful infringement, which could result in an additional $105 million in exemplary damages being awarded against CPT if the jury verdict is upheld. Since there is no damage award against the Company, there can be no exemplary damages awarded against the Company. If the jury verdict is upheld, the Court may, in its discretion, award attorneys’ fees to LPL and some portion of the attorneys’ fees may be charged against the Company. LPL also filed a motion seeking a permanent injunction but this motion was taken off calendar by the judge, who indicated he would not request completion of the briefing on that motion until he had ruled on the other post-trial motions challenging various aspects of the jury’s verdict and that are currently under submission. The patent-in-suit expires in July 2008. While the expiration date of the patent may weigh against entry of an injunction when that issue is taken up by the Court, it is still possible that an injunction will be entered. If an injunction is entered, it may require the Company to, among other things, change its sourcing of certain LCD displays or key components. While the outcome of these post-trial proceedings cannot be predicted with certainty, the Company does not believe that the outcome will harm its business, financial position, results of operations or cash flow.

On November 21, 2006, the jury in the trial of LG. Philips LCD Co. Ltd. v. Tatung Company, Tatung Company of America, Inc., and Chunghwa Picture Tubes Ltd.  pending in the U.S. District Court, Central District of California, (Case No. CV-02-6775 CBM) delivered a verdict finding that each of the defendants (the Company is not a defendant) had willfully infringed two patents of LPL's relating to the design and manufacture of LCD modules. The parties to the case have briefed post-trial motions challenging various aspects of the jury's verdict and these motions have been taken under submission by the Court. However, the Company is a defendant in the related case, LPL v. ViewSonic Corporation, also pending in the U.S. District Court, Central District of California (Case No. CV-03-2886 CBM), in which LPL alleges infringement of the same patents asserted in Case No. CV-02-6775 CBM above as a result of the Company’s incorporation of CPT LCD's into its products. The Company’s suit had been consolidated with the CPT case for pre-trial purposes, during which infringement claims directed to four other LPL patents have been dismissed. The dismissals may be overturned on appeal. No trial date has been set in Case No. CV-03-2886 CBM and none is expected to be set as the patent issues have already been heard by the jury in the CPT case (Case No. CV-02-6775 CBM). If an injunction is entered against the CPT LCD panels, the Company may be required to change its sourcing of certain LCD displays. While the outcome of the post-trial proceedings in Case No. CV-02-6775 cannot be predicted with certainty, the Company does not believe that the outcome will harm its business, financial position, results of operations or cash flows.

On December 1, 2006, LPL filed a patent suit against CMO, AU Optronics Corporation, or AUO, AU Optronics Corporation America, Tatung Company, Tatung Company of America, Inc. and ViewSonic Corporation in the U.S. District Court, District of Delaware, alleging infringement of the same three LPL patents that were found to be valid and infringed in the two cases referenced above, i.e., CV-02-6775 and 05-292 JJF. Presumably, as with the other LPL suits identified above, the allegations against the Company are based upon its incorporation of certain third-party LCD modules into its products. The Company has filed a motion for a more definite statement and motions to dismiss and /or strike the claims asserted in this case, as well as a motion to stay the litigation as to the Company.  While the outcome of this case cannot be predicted with certainty, the Company does not believe that the outcome will harm its business, financial position, results of operations or cash flows.

In 2007, the Federal Communications Commission, or the FCC, notified the Company that it was investigating whether the Company may have violated certain FCC rules governing the importation and shipment of television receivers lacking the required digital television receiving capability.  In response to the FCC inquiry, the Company has provided the FCC with information regarding this matter. While it is not possible to predict the outcome with certainty, the Company does not believe that the outcome will harm its business, financial position, results of operations or cash flows.

Laws, Regulations and Directives

The Company is subject to local laws and regulations in the various regions in which the Company operates, including the United States and the European Union, or EU. In the United States the Company is subject to rules enforced by the FCC regarding televisions containing high-definition tuners. The FCC has notified the Company that importation declarations indicate that it may have violated certain FCC rules with respect to the transition requirements for selling televisions containing high-definition tuners and may be subject to fines.  The Company must also comply with two particular EU directives. The first is the Restriction of Certain Hazardous Substances Directive, or RoHS, that restricts the distribution of certain substances, including lead, within the EU. The RoHS directive became effective July 1, 2006. In addition to specifying the elimination and/or reduction in the level of specified hazardous materials from the manufacture of the Company's products, the Company must take reasonable measures to ensure that it is not being supplied with products containing the restricted chemical substances. The Company worked with suppliers to ensure that it met the July 1, 2006 implementation date and today must continue to work with suppliers to ensure it meets its continuing obligation that products placed on the market from July 1, 2006 are RoHS compliant products. The second directive is the Waste Electrical and Electronic Equipment Directive, or WEEE, that became effective on August 13, 2005, and requires manufacturers or importers to provide a process of recycling all of its manufactured products or imports into the EU. Certain EU countries adopted WEEE on August 13, 2005. The majority of EU countries into which the Company's European region sells its products have now adopted the legislation. Certain countries have still to implement the WEEE directive. Certain countries, for example the United Kingdom and Spain, qualify the Company as a producer and allow the Company to register as a producer and join a compliance program. Where this is the case, ViewSonic Europe Limited has registered as a producer and has joined a compliance program thus complying with its obligations under WEEE. In other countries which do not allow the Company to register or where the Company does not qualify as a producer, the Company has taken steps to ensure that its distributors and resellers, to whom the WEEE compliance responsibility falls, are in compliance with WEEE. The Company does not believe that the continuing compliance with these directives will have a material effect on the Company’s business; however, failure to comply with its obligations under these directives may have a material effect on the Company’s business.

Note 6—Business segments

During the fourth quarter of 2006, the Company realigned its operating segments under a new methodology to allocate certain corporate overhead expenses and corporate benefits associated with its initiative to source LCD panels directly from the manufacturers to its operating segments. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined it has three reportable segments: Americas, EMEA (Europe, Middle-East and Africa) and Asia-Pacific. The Company believes that this segment information provides useful information for analyzing the underlying business results. The Company sells similar products in its segments, including LCD displays, CRT displays, projectors, and LCD TVs. The type and class of customers, primarily distributors and resellers, are also similar across the product lines. The Company's management evaluates the performance of and allocates resources to its segments based on net sales and operating income. Assets and liabilities are not allocated by segment for management reporting purposes.

The following segment financial information is for the periods indicated. The following segment information for the three and six months ended June 30, 2006 has been recast to conform to the current year presentation (in thousands):

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2007	2006	2007	2006
Net sales:
Americas	$186,027	$187,445	$378,727	$340,385
EMEA	70,527	70,414	157,494	143,679
Asia-Pacific	167,313	121,409	297,484	221,998
	$423,867	$379,268	$833,705	$706,062

Income (loss) from operations(1):
Americas	$1,632	$3,364	$1,642	$7,131
EMEA	(1,022)	(3,740)	49	(7,653)
Asia-Pacific	5,608	2,660	8,965	6,136
Other (2)	(279)	(2,103)	(413)	(2,124)
	$5,939	$181	$10,243	$3,490

(1)	2007 includes gains related to the settlement of commercial litigation of $1.8 million, $1.5 million and $0.4 million in our Americas, EMEA and Asia-Pacific region, respectively.
(2)	Includes certain corporate expenses that were not allocated to a specific segment for management reporting purposes.

Note 7—Warranty

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

The following table summarizes activity in the Company's warranty liability for the six months ended June 30, 2007 and 2006 (in thousands):

	Beginning				Ending
	accrued	Additions	Payments		accrued
	warranty	charged to	for units		warranty
Six months ended June 30,	liability	expense	returned	Adjustments(1)	liability
2007	$24,455	$10,057	$(8,475)	$(3,848)	$22,189
2006	$21,350	$10,520	$(7,304)	$(486)	$24,080

(1)
The 2007 adjustment was primarily due to lower defect rates experienced across all operating segments. In addition, lower repair costs and favorable changes in repair pattern have further reduced the Company's estimated liabilities.

Note 8—Earnings per share

The Company presents both basic and diluted earnings per common share, or EPS, amounts. Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS amounts are based upon the weighted-average number of common and potential common shares, including warrants outstanding during the period. Potential common shares are excluded from the computation in periods in which they have an anti-dilutive effect. The Company uses the treasury stock method to calculate the impact of outstanding stock options. Stock options for which the exercise price exceeds the average fair market value over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. On January 10, 2006, the Company redeemed all 7.5 million outstanding shares of Series B Preferred Stock and excluded such shares as it had an insignificant impact on the Company's 2006 earnings per share calculations.

The basic and diluted EPS was calculated in accordance with EITF 03-06, Participating Securities and the Two Class Method under SFAS No. 128. The following is a reconciliation of the numerators and denominators of the basic and diluted net income per common share computations (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income (1)	$5,889	$525	$9,822	$4,053

Weighted average number of shares issued	352,277	354,131	353,429	354,095
Stock options (2)	7,162	3,391	6,780	3,435
Interest warrants (3)	-	3,227	-	3,227
Diluted shares	359,439	360,749	360,209	360,757

Earnings per common share:
Basic	$0.02	$-	$0.03	$0.01
Diluted	$0.02	$-	$0.03	$0.01

______________________________________

(1)
In accordance with EITF 03-06, net income includes the accretion for the mandatorily redeemable preferred stock. The EPS calculation reflects the allocation of net income between common stock and preferred stock. Net income of $55,000 and $92,000 were allocated to preferred stock for the three and six months ended June 30, 2007, respectively, and have been excluded from the computation above.

(2) For the three and six months ended June 30, 2007, 8.5 million shares and 7.0 million shares, respectively, were excluded from the diluted earnings per common share calculation because they were anti-dilutive. For the three and six months ended June 30, 2006, 0 shares were excluded from the diluted earnings per common share calculation because they were anti-dilutive.

(3) For the three and six months ended June 30, 2007, there were no warrants outstanding. For the three and six months ended June 30, 2006, 7.5 million shares of common stock issuable upon the exercise of outstanding warrants were excluded from the diluted earnings per share calculation because they were anti-dilutive.

Note 9—Related party transactions

The Company sells inventory to several related parties, which include a company where an officer is related to the principal stockholder. Net sales to these related parties were approximately $6.4 million and $13.0 million for the three and six months ended June 30, 2007, respectively. The Company had receivables of approximately $2.8 million and $0.4 million from these related parties at June 30, 2007 and December 31, 2006, respectively, which are included in other receivables.

As of June 30, 2007, the Company had subordinated notes payable to trusts for the benefit of the children of its principal stockholder and related entities. The subordinated notes payable are not callable until the expiration date, April 12, 2008. The amount outstanding at June 30, 2007 and December 31, 2006 was $43.0 million. The interest rate on the subordinated notes payable was 3.97% for the three and six months ended June 30, 2007. Interest expense related to this amount totaled $0.4 million and $0.9 million for the three and six months ended June 30, 2007, respectively. The Company may be required to make payment on the subordinated notes payable due on April 12, 2008. The Company believes that its existing cash balances, credit facilities and anticipated cash flows from operations will be sufficient to meet its obligations.

Note 10—Stockholders’ equity

On April 20, 2007, the Company entered into a settlement agreement with a former vendor related to litigation over certain contractual rights and obligations related to commercial matters. The former vendor agreed to pay ViewSonic $2.0 million and return 3,000,000 shares of its common stock with a fair value of $1.7 million in connection with the settlement. During the three months ended June 30, 2007, the Company recognized a $3.7 million gain of which $3.0 million was recorded in cost of sales and $0.7 million included in selling, general and administrative expenses.  During the three months ended June 30, 2007  the Company received the 3,000,000 shares of common stock, which were returned to authorized but unissued status, and $1.0 million in cash and as of June 30, 2007 has recorded $1.0 million in other receivables on the Company’s condensed consolidated balance sheet.

Management's discussion and analysis of financial
 condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should review the Part II, Item 1A. "Risk factors"  for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis.

In this report, all references to “ViewSonic,” ”we,” “us,” or “our” mean ViewSonic Corporation and our subsidiaries.

Our company

ViewSonic Corporation is a leading global provider of visual display products. We develop, market and support a broad range of innovative products including liquid crystal display, or LCD, monitors, LCD TVs, projectors, digital signage displays and other display products. We were founded in 1987 and have a 20 year history of providing innovative products with market leading technologies. We sell our products to businesses and consumers through a variety of channels, including distributors and resellers such as solution providers, value added resellers, traditional retailers and Internet retailers. We are a Fortune 1000 company, and our products are sold in over 100 countries.

Our strategy is to effectively leverage our scale, strong global brand, close supplier and channel relationships and market knowledge to introduce industry leading products and penetrate new markets. We collaborate with a network of world class component suppliers and contract manufacturers to deliver a wide array of display products for use in a variety of consumer and commercial applications. We believe our operating model allows us to quickly develop, introduce and ramp new products while maintaining an efficient cost structure.

Financial operations overview

In the second quarter of 2007, the display industry began to experience shortages in certain LCD panel sizes resulting in an increase in panel prices. These shortages occurred despite slower than expected end user demand for LCD monitors. This resulted in higher product costs and reduced margins compared to the first quarter of 2007. Despite these challenges, our operating profits increased $5.8 million over the prior year as a result of sales growth, increased leverage in our selling, general and administrative expenses, and our initiative to source LCD panels directly from manufacturers. We were able to grow sales in regional markets by enhancing our core product offerings across our display portfolios and implementing strategic pricing strategies. We continue to look for opportunities to optimize our business processes in order to maximize operating efficiencies. We believe our initiative to source LCD panels directly from manufacturers has brought us closer to the supply base allowing us to more closely monitor market trends and supply cycles, and consolidate our LCD panel purchasing power. The benefits derived from our sourcing initiative are impacted by market conditions such as periods of oversupply and rapidly dropping average selling prices, or ASPs. For example, in periods of oversupply, the benefits of LCD panel purchases are greater while our ASPs generally decrease.  In periods of short supply those benefits decline, but the ASPs generally increase. We believe this sourcing initiative will help us to decrease the overall volatility of our gross margins over time, although we are unable to anticipate the degree to which we will realize these benefits. While end user demand for LCD monitors continues to be slow, we believe that panel prices will continue to increase over at least the next several months, resulting in increasingly challenging market conditions.

Total unit shipments increased 22.9% in the second quarter of 2007 compared to the second quarter of 2006. The display industry continues to experience a shift from older technologies, such as cathode ray tube, or CRT, to newer technologies, such as LCD, as well as a broadening of applications from PC monitors to TVs and other digital media products. Unit shipments of our LCD monitors, LCD TVs, and projectors grew 35.4%, 34.1%, and 64.7%, respectively, in the second quarter of 2007 compared to the second quarter of 2006, while shipments of our CRT monitors declined 47.5% in the second quarter of 2007 compared to the second quarter of 2006. The ASPs of our LCD monitors declined 11.2% in the second quarter of 2007 compared to the second quarter of 2006.

Net sales increased $44.6 million, or 11.8%, to $423.9 million in the second quarter of 2007 from $379.3 million in the second quarter of 2006. The increase was primarily due to an increase in sales in Asia and Latin America and expansion of core product offerings across our LCD monitor and projector product lines. Income from operations increased $5.8 million to $5.9 million in the second quarter of 2007 from $0.2 million in the second quarter of 2006. This increase was due to an increase in net sales, higher gross margins of 8.3% in the second quarter of 2007 compared to 8.0% in the second quarter of 2006 and increased leverage in our selling, general and administrative expenses as a percentage of net sales, which decreased to 6.9% in the second quarter of 2007 compared to 7.9% in the second quarter of 2006.

In April 2007, we entered into a settlement agreement with a former vendor related to commercial litigation. The former vendor agreed to pay us $2.0 million and return 3,000,000 shares of our common stock with a fair value of $1.7 million in connection with the settlement.  During the second quarter of 2007, we recognized a $3.7 million gain of which $3.0 million was recorded in cost of sales and $0.7 million was recorded in selling, general and administrative expenses. During the second quarter of 2007, we received the 3,000,000 shares of common stock and $1.0 million in cash and as of June 30, 2007 had recorded $1.0 million in other receivables on our condensed consolidated balance sheet.

Results of operations

Comparison of the three months ended June 30, 2007 and 2006

The following table sets forth our condensed consolidated statements of operations for the periods indicated ($ in thousands):

	Three months ended June 30,
			Increase (decrease)
	2007	2006	$	%
Net sales	$423,867	$379,268	$44,599	11.8%
Cost of sales(1)	388,510	349,070	39,440	11.3
Gross profit	35,357	30,198	5,159	17.1
Selling, general and administrative expenses(1)	29,418	30,017	(599)	(2.0)
Income from operations	5,939	181	5,758	3181.2
Other income (expense):
Interest (expense) income, net	(735)	156	(891)	*
Other income (expense), net	1,532	285	1,247	437.5
Total other income (expense), net	797	441	356	80.7
Income from continuing operations before income taxes	6,736	622	6,114	983.0
Provision for income taxes	792	97	695	716.5
Net income	5,944	525	5,419	1032.2
Preferred stock accretion	-	-	-	*
Net income available to common stockholders	$5,944	$525	$5,419	1032.2%

* Percentage not meaningful.
(1)	2007 includes $3.0 million and $0.7 million of gains in cost of sales and selling, general and administrative, respectively, related to the settlement of commercial litigaton.

The following table sets forth our condensed consolidated statements of operations expressed as a percentage of net sales for the periods indicated:

	Three months ended June 30,(1)
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	91.7	92.0
Gross profit	8.3	8.0
Selling, general and administrative expenses	6.9	7.9
Income from operations	1.4	-
Other income (expense):
Interest (expense) income, net	(0.2)	-
Other income (expense), net	0.4	0.1
Total other income (expense), net	0.2	0.1
Income from continuing operations before income taxes	1.6	0.2
Provision for income taxes	0.2	-
Net income	1.4	0.1
Preferred stock accretion	-	-
Net income available to common stockholders	1.4%	0.1%

(1) May not total due to rounding differences.

 Net sales

Net sales increased $44.6 million, or 11.8%, to $423.9 million in the second quarter of 2007 from $379.3 million in the second quarter of 2006. The increase was primarily due to increases in LCD, LCD TV and projector unit shipments partially offset by lower CRT unit shipments and declines in our ASPs of 9.1% across all product categories in the second quarter of 2007 compared to the second quarter of 2006. The ASPs of our LCD monitors declined 11.2% in the second quarter of 2007 compared to the second quarter of 2006. The decline in ASPs reflects the effects of competition, slow end user demand, and regional and product mix.

Total unit shipments increased 22.9% in the second quarter of 2007 compared to the second quarter of 2006. The increase was primarily due to strong unit shipments in our Asia-Pacific segment and continued expansion in Latin America, Russia, China and other Asian markets driven by strategic marketing efforts. Unit shipments of our LCD monitors, LCD TVs, and projectors grew 35.4%, 34.1%, and 64.7%, respectively, in the second quarter of 2007 compared to the second quarter of 2006, while shipments of our CRT monitors declined 47.5% in the second quarter of 2007 compared to the second quarter of 2006. Of the display products shipped in the second quarter of 2007, LCD monitors accounted for 82.5% and all other products accounted for 17.5% of units shipped as compared to 74.9% and 25.1%, respectively, in the second quarter of 2006.

Cost of sales

Cost of sales increased $39.4 million, or 11.3%, to $388.5 million in the second quarter of 2007 from $349.1 million in the second quarter of 2006. As a percentage of net sales, cost of sales decreased to 91.7% in the second quarter of 2007 from 92.0% in the second quarter of 2006. The decrease in cost of sales as a percentage of net sales was primarily due to a $3.0 million gain related to the settlement of commercial litigation, and lower freight and warranty expenses. Product costs as a percentage of net sales were 88.3% in the second quarter of 2007 compared to 88.2% in the second quarter of 2006. Gross margin increased to 8.3% in the second quarter of 2007 from 8.0% in the second quarter of 2006.

Selling, general, and administrative expenses

Selling, general and administrative expenses decreased $0.6 million, or 2.0%, to $29.4 million in the second quarter of 2007 from $30.0 million in the second quarter of 2006. The decrease was primarily due to lower selling and marketing expenses of $1.3 million, lower incentive compensation of $1.3 million, and a $0.7 million gain related to the settlement of commercial litigation, partially offset by an increases in personnel-related costs of $2.1 million due to higher headcount, an increase in account development fund expenses of $0.5 million and an increase in other costs of $0.1 million. As a percentage of net sales, selling, general and administrative expenses decreased to 6.9% in the second quarter of 2007 from 7.9% in the second quarter of 2006 as a result of our continued focus on streamlining our business processes to maximize operating efficiencies.

Total other income (expense), net

Total other income (expense), net, increased $0.4 million to $0.8 million in the second quarter of 2007 from $0.4 million in the second quarter of 2006. The increase was primarily due to higher foreign currency translation gains of $0.5 million and lower impairment charges on long-term investments of $0.9 million, partially offset by lower interest income of $0.7 million due to lower average cash balances held during the second quarter of 2007 compared to 2006, higher interest expense of $0.2 million as a result of higher average loan balances outstanding during the second quarter of 2007 compared to the 2006, and other net expenses of $0.1 million.

Provision for income taxes

Our provision for income taxes increased $0.7 million to $0.8 million in the second quarter of 2007 from $0.1 million in the second quarter of 2006. The estimated effective tax rate as a percentage of pre-tax income decreased to 11.8% in the second quarter of 2007 compared to 15.6% in the second quarter of 2006 primarily due to an increase in the proportion of income earned in jurisdictions having lower effective tax rates, particularly in Asia.

Comparison of the six months ended June 30, 2007 and 2006

The following table sets forth our condensed consolidated statements of operations for the periods indicated ($ in thousands):

	Six months ended June 30,
			Increase (decrease)
	2007	2006	$	%
Net sales	$833,705	$706,062	$127,643	18.1%
Cost of sales(1)	765,000	645,648	119,352	18.5
Gross profit	68,705	60,414	8,291	13.7
Selling, general and administrative expenses(1)	58,462	56,924	1,538	2.7
Income from operations	10,243	3,490	6,753	193.5
Other income (expense):
Interest (expense) income, net	(899)	313	(1,212)	*
Other income (expense), net	1,706	1,621	85	5.2
Total other income (expense), net	807	1,934	(1,127)	(58.3)
Income from continuing operations before income taxes	11,050	5,424	5,626	103.7
Provision for income taxes	1,136	1,323	(187)	(14.1)
Net income	9,914	4,101	5,813	141.7
Preferred stock accretion	-	(48)	48	*
Net income available to common stockholders	$9,914	$4,053	$5,861	144.6%

* Percentage not meaningful.
(1)	2007 includes $3.0 million and $0.7 million of gains in cost of sales and selling, general and administrative, respectively, related to the settlement of commercial litigation.

The following table sets forth our condensed consolidated statements of operations expressed as a percentage of net sales for the periods indicated:

	Six months ended June 30,(1)
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	91.8	91.4
Gross profit	8.2	8.6
Selling, general and administrative expenses	7.0	8.1
Income from operations	1.2	0.5
Other income (expense):
Interest (expense) income, net	(0.1)	-
Other income (expense), net	0.2	0.2
Total other income (expense), net	0.1	0.3
Income from continuing operations before income taxes	1.3	0.8
Provision for income taxes	0.1	0.2
Net income	1.2	0.6
Preferred stock accretion	-	-
Net income available to common stockholders	1.2%	0.6%

(1) May not total due to rounding differences.

Net sales

Net sales increased $127.6 million, or 18.1%, to $833.7 million in the first six months of 2007 from $706.1 million in the first six months of 2006. The increase was primarily due to increases in LCD, LCD TV and projector unit shipments partially offset by lower CRT unit shipments and declines in our ASPs of 7.4% across all product categories in the first six months of 2007 compared to the first six months of 2006. The ASPs of our LCD monitors declined 15.7% in the first six months of 2007 compared to the first six months of 2006. The decline in ASPs reflects the effects of competition, slow end user demand, and regional and product mix.

Total unit shipments increased 27.5% in the first six months of 2007 compared to the first six months of 2006. The increase was primarily due to strong unit shipments in our Asia-Pacific segment and continued expansion in Latin America, Russia, China and other Asian markets driven by strategic marketing efforts. Unit shipments of our LCD monitors, LCD TVs, and projectors grew 51.0%, 48.7%, and 79.8%, respectively, in the first six months of 2007 compared to the prior year, while shipments of our CRT monitors declined 47.2% in the first six months of 2007 compared to the first six months of 2006. Of the display products shipped in the first six months of 2007, LCDs accounted for 83.0% and all other products accounted for 17.0% of such units shipped as compared to 72.7% and 27.3%, respectively, in the first six months of 2006.

Cost of sales

Cost of sales increased $119.4 million, or 18.5%, to $765.0 million in the first six months of 2007 from $645.6 million in the first six months of 2006. As a percentage of net sales, cost of sales increased to 91.8% in the first six months of 2007 from 91.4% in the first six months of 2006. The increase in cost of sales as a percentage of net sales was primarily due to higher product costs as a percentage of net sales of 88.4% in the first six months of 2007 compared to 87.3% in the prior year, partially offset by lower warranty expenses of $3.8 million due to improvements in our defect rates, lower repair costs and favorable changes in repair patterns of which $3.3 million related to prior periods, a $3.0 million gain related to the settlement of commercial litigation, and lower freight expenses. Gross margin decreased to 8.2% in the first six months of 2007 from 8.6% in the first six months of 2006.

Selling, general, and administrative expenses

Selling, general and administrative expenses increased $1.5 million, or 2.7%, to $58.5 million in the first six months of 2007 from $56.9 million in the first six months of 2006. The increase was primarily due to an increase in personnel-related costs of $3.2 million due to higher headcount, an increase in account development fund expenses of $0.6 million, higher facilities expenses of $0.4 million and other costs of $0.2 million, partially offset by lower selling and marketing expenses of $1.1 million, lower incentive compensation of $1.1 million, and a $0.7 million gain related to the settlement of commercial litigation. As a percentage of net sales, selling, general and administrative expenses decreased to 7.0% in the first six months of 2007 from 8.1% in the first six months of 2006 as a result of our continued focus on streamlining our business processes to maximize operating efficiencies.

Total other income (expense), net

Total other income (expense), net, decreased $1.1 million to $0.8 million in the first six months of 2007 from $1.9 million in the first six months of 2006. The decrease was primarily due to lower foreign currency translation gains of $1.1 million, lower interest income of $0.6 million due to lower average cash balances held during the first six months of 2007 compared to 2006 and higher interest expense of $0.6 million as a result of higher average loan balances outstanding during the first six months of 2007 compared to the first six months of 2006, partially offset by lower impairment charges on long-term investments of $1.2 million.

Provision for income taxes

Our provision for income taxes decreased $0.2 million to $1.1 million in the first six months of 2007 from $1.3 million in the first six months of 2006. The estimated effective tax rate as a percentage of pre-tax income decreased to 10.3% in the first six months of 2007 compared to 24.4% in the first six months of 2006 primarily due to an increase in the proportion of income earned in jurisdictions having lower effective tax rates, particularly in Asia.

Segment information

We have three reportable segments: Americas, EMEA and Asia-Pacific. We sell similar products in our segments, including LCD and CRT displays, LCD TVs, projectors and other products. The type and class of customers, primarily distributors and resellers, are also similar across the product lines. We have two major products: visual displays (LCD and CRT display monitors) and other products.

Our management evaluates and monitors segment performance primarily through net sales and income (loss) from operations. We do not allocate assets or liabilities by segment for management reporting purposes. During the fourth quarter of 2006, management realigned our operating segments under a new methodology to allocate certain corporate overhead expenses and corporate benefits associated with our initiative to source LCD panels directly from LCD panel manufacturers to our operating segments. Management believes that this segment information provides useful information for analyzing the underlying business results. The following segment information for the three and six months ended June 30, 2006 has been recast to conform to the 2007 presentation.

Comparison of the three months ended June 30, 2007 and 2006

	Three months ended June 30,		Increase (decrease)
($ in thousands)	2007	2006	$	%
Net sales:
Americas	$186,027	$187,445	$(1,418)	(0.8)%
EMEA	70,527	70,414	113	0.2
Asia-Pacific	167,313	121,409	45,904	37.8
	$423,867	$379,268	$44,599	11.8

Income (loss) from operations(1):
Americas	$1,632	$3,364	$(1,732)	(51.5)
EMEA	(1,022)	(3,740)	2,718	72.7
Asia-Pacific	5,608	2,660	2,948	110.8
Other(2)	(279)	(2,103)	1,824	*
	$5,939	$181	$5,758	3181.2%

(1) 2007 includes gains related to the settlement of commercial litigation of $1.8 million, $1.5 million and $0.4 million in our Americas, EMEA and Asia- Pacific region, respectively.
(2) Includes certain corporate expenses that were not allocated to a specific segment for management reporting purposes.
* Percentage not meaningful.

Americas

Net sales

In our Americas region, net sales decreased $1.4 million, or 0.8%, to $186.0 million in the second quarter of 2007 from $187.4 million in the second quarter of 2006. The decrease was primarily due to lower CRT unit shipments of 53.0% and lower ASPs for our LCD, LCD TV, projector and CRT products. This decrease was partially offset by increased unit shipments in our LCD TV and projector products of 38.1% and 71.6%, respectively.

Income from operations

In our Americas region, income from operations decreased $1.7 million to $1.6 million in the second quarter of 2007 from $3.4 million in the second quarter of 2006 primarily due to lower gross margins as a result of higher product costs as a percentage of net sales due to our ASPs declining at a faster rate than offsetting product cost improvements. This decrease was partially offset by gains related to the settlement of commercial litigation, lower warranty expenses and lower selling, general and administrative expenses primarily due to lower advertising expenses, account development fund expenses, and lower incentive compensation as a result of lower operating performance.

EMEA

Net sales

In our EMEA region, net sales increased $0.1 million, or 0.2%, to $70.5 million in the second quarter of 2007 from $70.4 million in the second quarter of 2006. The increase was primarily due to growth in our LCD, LCD TV and projector unit shipments of 27.5%, 109.9% and 37.4%, respectively. The increase was partially offset by a decrease in CRT unit shipments of 51.4% and lower ASPs in our LCD, LCD TV, projector and CRT products. Foreign currency translation had a positive impact on our net sales in the second quarter of 2007 due to an 8% stronger Euro exchange rate against the U.S. dollar based on an average rate in the second quarter of 2007 compared to the prior year.

Loss from operations

In our EMEA region, loss from operations decreased $2.7 million to a loss of $1.0 million in the second quarter of 2007 from a loss of $3.7 million in the second quarter of 2006. The decrease was primarily due to higher gross margins driven by lower product costs as a percentage of net sales, gains related to the settlement of commercial litigation, lower warranty costs due to lower defect rates and improved operating efficiencies and lower incentive compensation and advertising expenses. This decrease was partially offset by higher selling, general and administrative expenses primarily due to higher personnel-related expenses due to an increase in headcount and higher facilities expenses.

Asia-Pacific

Net sales

In our Asia-Pacific region, net sales increased $45.9 million, or 37.8%, to $167.3 million in the second quarter of 2007 from $121.4 million in the second quarter of 2006. The increase was primarily due to an increase in unit shipments of our LCD products of 85.5% as a result of our continued growth in the China market and expanded efforts in Australia, Korea, India and Southeast Asian countries. In addition, foreign currency translation had a positive impact on our net sales in the second quarter of 2007 due to a 4% stronger Chinese Yuan exchange rate against the U.S. dollar based on an average rate in the second quarter of 2007 compared to the second quarter of 2006. The increase was partially offset by a decrease in CRT unit shipments of 45.6% from the second quarter of 2006.

Income from operations

In our Asia-Pacific region, income from operations increased $2.9 million to $5.6 million in the second quarter of 2007 from $2.7 million in the second quarter of 2006. The increase was primarily due to the growth in net sales and higher gross margins as a result of geographic and product mix, lower inventory write-downs, gains related to the settlement of commercial litigation, and lower freight expenses. This increase was partially offset by higher selling, general and administrative expenses driven by an increase in account development fund expenses and personnel-related expenses as we continue to build our infrastructure to support our growing sales in the Asia-Pacific markets.

Comparison of the six months ended June 30, 2007 and 2006

	Six months ended June 30,		Increase (decrease)
($ in thousands)	2007	2006	$	%
Net sales:
Americas	$378,727	$340,385	$38,342	11.3%
EMEA	157,494	143,679	13,815	9.6
Asia-Pacific	297,484	221,998	75,486	34.0
	$833,705	$706,062	$127,643	18.1

Income (loss) from operations(1):
Americas	$1,642	$7,131	$(5,489)	(77.0)
EMEA	49	(7,653)	7,702	100.6
Asia-Pacific	8,965	6,136	2,829	46.1
Other(2)	(413)	(2,124)	1,711	*
	$10,243	$3,490	$6,753	193.5%

(1) 2007 includes gains related to the settlement of commercial litigation of $1.8 million, $1.5 million and $0.4 million in our Americas, EMEA and Asia-Pacific region, respectively.
(2) Includes certain corporate expenses that were not allocated to a specific segment for management reporting purposes.
* Percentage not meaningful.

Americas

Net sales

In our Americas region, net sales increased $38.3 million, or 11.3%, to $378.7 million in the first six months of 2007 from $340.4 million in the first six months of 2006. The increase was primarily due to unit shipment growth in our LCD, LCD TV and projector products of 30.6%, 45.7% and 88.8%, respectively, driven by pricing strategies designed to gain market share and increase channel diversification. The increase was partially offset by lower CRT unit shipments of 63.6% and lower ASPs in our LCD, LCD TV and projector products compared to the first six months of 2006.

Income from operations

In our Americas region, income from operations decreased $5.5 million to $1.6 million in the first six months of 2007 from $7.1 million in the first six months of 2006 primarily due to lower gross margins as a result of higher product costs as a percentage of net sales due to our ASPs declining at a faster rate than offsetting product cost improvements. This decrease was partially offset by the increase in net sales, gains related to the settlement of commercial litigation and lower selling, general and administrative expenses due to a decrease in account development fund expenses, lower advertising expenses, lower incentive compensation as a result of lower operating performance and lower personnel-related costs.

EMEA

Net sales

In our EMEA region, net sales increased $13.8 million, or 9.6%, to $157.5 million in the first six months of 2007 from $143.7 million in the first six months of 2006. The increase was primarily due to growth in our LCD, LCD TV and projector unit shipments of 36.2%, 125.1% and 68.8%, respectively, driven by channel diversification and increased expansion into Russia. The increase was partially offset by a decrease in CRT unit shipments of 51.0% and lower ASPs in our LCD and LCD TV products. Foreign currency translation had a positive impact on our net sales in the first six months of 2007 due to a 9% stronger Euro exchange rate against the U.S. dollar based on an average rate in the first six months of 2007 compared to the prior year.

Income (loss) from operations

In our EMEA region, income from operations increased $7.7 million to income of $49,000 in the first six months of 2007 from a loss of $7.7 million in the first six months of 2006. The increase was primarily due to the increase in net sales, higher gross margins driven by lower product costs as a percentage of net sales, lower inventory write-downs, lower warranty costs due to lower defect rates and improved operating efficiencies and gains related to the settlement of commercial litigation. The increase was partially offset by higher selling, general and administrative expenses due to higher personnel-related expenses as a result of increased headcount and higher account development fund expenses in order to promote sales in a very competitive environment.

Asia-Pacific

Net sales

In our Asia-Pacific region, net sales increased $75.5 million, or 34.0%, to $297.5 million in the first six months of 2007 from $222.0 million in the first six months of 2006. The increase was primarily due to an increase in unit shipments of our LCD products of 88.0% driven by our continued growth in the China market and expanded efforts in Australia, Korea, India and Southeast Asia countries. In addition, foreign currency translation had a positive impact on our net sales in the first six months of 2007 due to a 4% stronger Chinese Yuan exchange rate against the U.S. dollar based on an average rate in the first six months of 2007 compared to the first six months of 2006. The increase was partially offset by a decrease in CRT unit shipments of 41.5% and lower ASPs in our LCD, LCD TV, projector and CRT products.

Income from operations

In our Asia-Pacific region, income from operations increased $2.8 million to $9.0 million in the first six months of 2007 from $6.1 million in the first six months of 2006. The increase was primarily due to the increase in net sales and gains related to the settlement of commercial litigation, partially offset by higher selling, general and administrative expenses as a result of higher account development fund expenses and higher personnel-related expenses as we continue to build our infrastructure to support our growing sales in the Asia-Pacific markets.

Liquidity and capital resources

(in thousands)	Six months ended June 30,
	2007	2006
Net cash used in operating activities	$(8,970)	$(9,077)
Net cash used in investing activities	(6,372)	(7,370)
Net cash provided by (used in) financing activities	18,654	(10,726)
Effect of exchange rate changes on cash and cash equivalents	573	108
Net increase (decrease) in cash and cash equivalents	$3,885	$(27,065)

As of June 30, 2007, we had cash and cash equivalents of $73.0 million. Our cash balances are held in numerous locations throughout the world. Most of the amounts held outside the United States can be repatriated to the United States, but under current law would be subject to U.S. federal income taxes, less applicable foreign tax credits. In certain countries, foreign exchange limitations limit the amount of cash that can be repatriated. Repatriation could result in additional U.S. federal income tax payments in future years. Where local restrictions prevent an efficient inter-company transfer of funds, our intent is that cash balances would remain in the foreign country and we would meet U.S. liquidity needs through ongoing cash flows from operations, external borrowings or equity financing, or a combination of the foregoing. We utilize various tax planning and financing strategies in an effort to help ensure that our worldwide cash is available in the locations in which it is needed. We have available various credit lines in our Americas, EMEA and Asia-Pacific regions that we believe are adequate to meet our cash flow needs.

Operating activities

Cash used in operating activities was $9.0 million in the first six months of 2007 compared to $9.1 million in the first six months of 2006. The decrease in operating cash flow in the first six months of 2007 was primarily due to cash used for our working capital needs. Our cash conversion cycle remained flat at ten days at June 30, 2007 and December 31, 2006. Our days of sales outstanding increased from 41 days at December 31, 2006 to 48 days at June 30, 2007 primarily due to a combination of our continued expansion into emerging markets which typically have longer average accounts receivable terms and a greater proportion of our sales being made in the last month of the second quarter of 2007 compared to the fourth quarter of 2006. Our days in inventory increased from 32 days at December 31, 2006 to 34 days at June 30, 2007. Our days of accounts payable outstanding increased from 63 days at December 31, 2006 to 72 days at June 30, 2007 primarily due to the timing of product purchases and when payments were made.

Our days of sales outstanding, days in inventory and days of accounts payable outstanding include the effects of product component revenues and costs related to the sourcing of LCD components directly from manufacturers. We believe this is a more accurate presentation of our cash conversion cycle. Product component revenues and costs are presented as a net amount in cost of sales in our condensed consolidated statements of operations.

Investing activities

Cash used in investing activities was $6.4 million in the first six months of 2007 compared to $7.4 million in the first six months of 2006. The use of cash in the first six months of 2007 was primarily due to additional cash outlays for building improvements, while the use of cash in 2006 was primarily due to the sales and purchases of short-term investments.

Financing activities

Cash provided by financing activities was $18.7 million in the first six months of 2007 compared to cash used in financing activities of $10.7 million in the first six months of 2006. In the first six months of 2007, we had net borrowings of $18.6 million compared to $4.2 million in the prior year. In addition, we redeemed all outstanding shares of our Series B Preferred Stock for $15.0 million in the prior year.

Credit facilities

In the United States, we have a $60.0 million credit line that expires in March 2008. Advances bear interest at the prime rate plus 0.50% (8.75% at June 30, 2007 and December 31, 2006) with interest payable monthly. All advances under the agreement are collateralized by substantially all of the assets of ViewSonic Americas. Under the agreement we are subject to various restrictive covenants, which, among other things, prevent us from declaring or paying dividends except in certain circumstances, limit capital expenditures and executive compensation and require us to maintain a minimum earnings before interest, taxes, depreciation and amortization amount. If James Chu, our Chairman of the Board and Chief Executive Officer, ceases to be actively engaged in our management or he and his affiliates, in the aggregate, do not own at least 51% of our issued and outstanding common stock we will be in default under the credit line. As of June 30, 2007 and December 31, 2006, there were no outstanding balances on the line-of-credit. We may be unable to extend this credit facility or find a replacement facility on substantially similar terms.

In Europe, we have a $20.0 million line-of-credit facility with a financial institution that expires in August 2007. This line-of-credit is secured by trade receivables and inventory of ViewSonic Europe Limited. Advances bear interest at LIBOR plus a margin (7.57% and 7.58% as of June 30, 2007 and December 31, 2006, respectively). We are currently looking into additional credit facilities to meet our current and future working capital needs. Outstanding borrowings against this facility were $11.6 million and $0 as of June 30, 2007 and December 31, 2006, respectively. We may be unable to extend this credit facility or find a replacement facility on substantially similar terms.

Certain of our other Asia-Pacific subsidiaries also have line-of-credit facilities with various financial institutions that expire through March 2008. These credit facilities are secured by certain of their assets and allow cash advances, letters of credit and bank guarantees. The aggregate borrowing limit was $8.7 million and $23.7 million at June 30, 2007 and December 31, 2006, respectively. These lines of credits had a weighted average interest rate of 5.82% and 7.23% at June 30, 2007 and December 31, 2006, respectively. We are currently looking into additional credit facilities to meet our current and future working capital needs. As of June 30, 2007 and December 31, 2006, there were outstanding cash advances of $7.4 million and $0.3 million, respectively. We may be unable to extend these credit facilities or find replacement facilities on substantially similar terms.

We have subordinated notes payable to trusts for the benefit of the children of our principal stockholder and related entities. The subordinated notes payable are not callable until the expiration date, April 12, 2008. At June 30, 2007 and December 31, 2006, the amounts outstanding were $43.0 million. The interest rate on the subordinated notes payable was 3.97% as of June 30, 2007 and December 31, 2006. We may be required to make payment on the subordinated notes payable due on April 12, 2008. We believe that our existing cash balances, credit facilities and anticipated cash flows from operations will be sufficient to meet our obligations.

As of June 30, 2007, we were in compliance with the covenants of all our borrowing arrangements.

Off-balance sheet arrangements

During the first six months of 2007 and year ended December 31, 2006, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual obligations

Our 2006 Annual Report on Form 10-K contains a table that summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2006. Except as discussed below, there has been no material change in our contractual obligations and commitments since December 31, 2006 other than scheduled payments through June 30, 2007.

In January 2007, we entered into a lease agreement for 298,050 square feet of office space at our existing principal office location in Walnut, California. The term of the lease commences on July 1, 2007 and runs through July 2014, subject to extension at our option under certain circumstances. The future minimum lease payments required under this operating lease are $0.4 million in 2007, $1.5 million in 2008, $1.6 million in 2009, $1.6 million in 2010, $1.7 million in 2011, and $4.6 million thereafter.

In February 2007, we entered into a lease agreement for office space in London, United Kingdom. This lease expires in September 2018. The future minimum lease payments required under this operating lease are $0 for the remainder of 2007, $0.9 million in 2008, $1.0 million in 2009, $1.0 million in 2010, $1.0 million in 2011, and $7.6 million thereafter. Rent expense for the three and six months ended June 30, 2007 was $0.1 million and $0.3 million, respectively.

As of June 30, 2007, our total FIN 48 liability for uncertain tax positions was $4.3 million. We are unable to reasonably estimate the timing of future cash flows related to the $4.3 million.

Seasonality

The market for our products historically has experienced seasonal shifts in demand due to changes in buying patterns by our customers. Buying patterns vary geographically, and the impact on our operating results in a given period may vary depending on our actual or anticipated level of activity in the relevant region. For example, we tend to experience higher net sales in the second half of the year due to a strong buying season by large distributors and resellers attributable to the holiday season in the Americas, which trend we expect to increase to the extent we are successful in increasing sales of our LCD TV products. Our seasonality is moderated through slightly different seasonal variations in our three regions.

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

Item 3. Quantitative and qualitative disclosure about market risk

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

We have significant European and Asia-Pacific net sales denominated in the Euro and Chinese Renminbi. Product shipping, and selling, general and administrative expenses associated with a portion of these sales are U.S. dollar-denominated. During the second quarter and first six months of 2007, the Euro-to-U.S. dollar foreign currency exchange rate strengthened against the U.S. dollar increasing 8% and 9%, respectively, compared to the average during the second quarter and first six months of 2006. The strengthening of the Euro positively impacted our net sales and income from operations by $1.6 million and $0.9 million, respectively, in the second quarter of 2007 and $4.9 million and $3.0 million, respectively, in the first six months of 2007 over the prior year assuming all other factors remained constant. During the second quarter and first six months of 2007, the Chinese Renminbi-to-U.S. dollar foreign currency exchange rate strengthened against the U.S. dollar increasing 4% compared to the average during the second quarter and first six months of 2006. The strengthening of the Chinese Renminbi positively impacted our net sales and income from operations by $3.7 million and $3.4 million, respectively, in the second quarter of 2007 and $6.2 million and $5.8 million, respectively, in the first six months of 2007 over the prior year assuming all other factors remained constant. As of June 30, 2007, 23% of our accounts receivable balance was denominated in currencies other than the U.S. dollar. Historically, sales of our products have benefited from effects of the weakening U.S. dollar, which make our products more affordable in several markets. We buy a majority of our products from our suppliers in U.S. dollars and sell a significant amount of our products in other foreign currencies. However, in periods of a strengthening U.S. dollar, our revenues measured in U.S. dollars are negatively impacted, while our cost of sales remains fairly constant, resulting in lower gross profit. In addition, we must manage our account receivables and inventory balances in order to limit our foreign currency exposure to a strengthening U.S. dollar. We are currently in the process of evaluating various foreign currency hedging strategies to minimize the effects of foreign currency fluctuations on our operations.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II

Other information

Legal proceedings

On May 19, 2003, Commissariat a L'Energie Atomique, or CEA, filed a patent suit against Chi-Mei Optoelectronics Corporation, or CMO, Dell Computer Corporation, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., Samsung Electronics Canada, Inc., Samsung International, Inc., Sun Microsystems, Inc., and ViewSonic Corporation in the U.S. District Court, District of Delaware (Case No. CV-03-484 KAJ), alleging infringement of two patents relating to the design and manufacture of LCD modules. We believe the allegations against us are based upon our incorporation of certain third-party LCD modules into our products. We have filed a motion to stay, which has been granted. While the outcome of this case cannot be predicted with certainty, we do not believe that the outcome will harm our business, financial position, results of operations or cash flows.

On May 27, 2004, LG. Philips LCD Co. Ltd., or LPL, filed a patent suit against Tatung Company, Tatung Company of America, Inc., and ViewSonic Corporation in the U.S. District Court, District of Delaware (Case No. CV-04-343 JJF), alleging infringement of two patents relating to the mounting of LCD panels. Trial will not be held before March 8, 2008. While the outcome of this case cannot be predicted with certainty, we do not believe that the outcome will harm our business, financial position, results of operations or cash flows.

On July 27, 2006, the jury in the trial of LG. Philips LCD Co. Ltd. v. Tatung Company, Tatung Company of America, Inc., Chunghwa Picture Tubes Ltd., and ViewSonic Corporation, pending in U.S. District Court, District of Delaware, (Case No. 05-292-JJF) delivered a verdict finding that each of the defendants, including us, had willfully infringed (through the doctrine of equivalents) a LPL patent relating to electrostatic discharge. The jury awarded monetary damages of $52.5 million against Chunghwa Pictures Tubes Ltd., or CPT, only. LPL has requested that the Court treble the damages based upon the finding of willful infringement, which could result in an additional $105 million in exemplary damages being awarded against CPT if the jury verdict is upheld. Since there is no damage award against us, there can be no exemplary damages awarded against us. If the jury verdict is upheld, the Court may, in its discretion, award attorneys’ fees to LPL and some portion of the attorneys’ fees may be charged against us. LPL also filed a motion seeking a permanent injunction but this motion was taken off calendar by the judge, who indicated he would not request completion of the briefing on that motion until he had ruled on the other post-trial motions challenging various aspects of the jury’s verdict and that are currently under submission. The patent-in-suit expires in July 2008. While the expiration date of the patent may weigh against entry of an injunction when that issue is taken up by the Court, it is still possible that an injunction will be entered. If an injunction is entered, it may require us to, among other things, change our sourcing of certain LCD displays or key components. While the outcome of these post-trial proceedings cannot be predicted with certainty, we do not believe that the outcome will harm our business, financial position, results of operations or cash flow.

On November 21, 2006, the jury in the trial of LG. Philips LCD Co. Ltd. v. Tatung Company, Tatung Company of America, Inc., and Chunghwa Picture Tubes Ltd.  pending in the U.S. District Court, Central District of California, (Case No. CV-02-6775 CBM) delivered a verdict finding that each of the defendants (we are not a defendant) had willfully infringed two patents of LPL's relating to the design and manufacture of LCD modules. The parties to the case have briefed post-trial motions challenging various aspects of the jury's verdict and these motions have been taken under submission by the Court. However, we are a defendant in the related case, LPL v. ViewSonic Corporation, also pending in the U.S. District Court, Central District of California (Case No. CV-03-2886 CBM), in which LPL alleges infringement of the same patents asserted in Case No. CV-02-6775 CBM above as a result of our incorporation of CPT LCD's into our products. Our suit had been consolidated with the CPT case for pre-trial purposes, during which infringement claims directed to four other LPL patents have been dismissed. The dismissals may be overturned on appeal. No trial date has been set in Case No. CV-03-2886 CBM and none is expected to be set as the patent issues have already been heard by the jury in the CPT case (Case No. CV-02-6775 CBM). If an injunction is entered against the CPT LCD panels, we may be required to change our sourcing of certain LCD displays. While the outcome of the post-trial proceedings in Case No. CV-02-6775 cannot be predicted with certainty, we do not believe that the outcome will harm our business, financial position, results of operations or cash flows.

On December 1, 2006, LPL filed a patent suit against CMO, AU Optronics Corporation, or AUO, AU Optronics Corporation America, Tatung Company, Tatung Company of America, Inc. and ViewSonic Corporation in the U.S. District Court, District of Delaware, alleging infringement of the same three LPL patents that were found to be valid and infringed in the two cases referenced above, i.e., CV-02-6775 and 05-292 JJF. Presumably, as with the other LPL suits identified above, the allegations against us are based upon our incorporation of certain third-party LCD modules into our products. We have filed a motion for a more definite statement and motions to dismiss and /or strike the claims asserted in this case, as well as a motion to stay the litigation as to ViewSonic.  While the outcome of this case cannot be predicted with certainty, we do not believe that the outcome will harm our business, financial position, results of operations or cash flows.

In 2007, the Federal Communications Commission, or the FCC, notified us that it was investigating whether we may have violated certain FCC rules governing the importation and shipment of television receivers lacking the required digital television receiving capability.  In response to the FCC inquiry, we have provided the FCC with information regarding this matter. While it is not possible to predict the outcome with certainty, we do not believe that the outcome will harm our business, financial position, results of operations or cash flows.

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

Our revenue and profitability are likely to fluctuate from period to period and are often difficult to predict for particular periods due to factors beyond our control. If we are unable to sustain our growth rate or manage any future growth effectively our financial results could suffer and our stock price could decline.

We have experienced significant growth in a short period of time. Our revenues increased from $379.3 million in the second quarter of 2006 to $423.9 million in the second quarter of 2007 and from $706.1 million in the first six months of 2006 to $833.7 million in the first six months of 2007. We may not achieve similar or any growth in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance.

Our results of operations for any quarter or year are not necessarily indicative of results to be expected in future periods. Our operating results have historically been, and are expected to continue to be, subject to quarterly and yearly fluctuations as a result of a number of factors, including:

• The introduction and market acceptance of new technologies or products by us or our competitors;

• Variations in product costs and the mix of regional contribution and products sold;

• Adverse changes in the supply of components such as LCD panels, including oversupply and undersupply;

• The size and timing of product orders, which, in turn, will often depend upon the success of our distributors and resellers, business or specific products;

• Changes in our pricing policies or those of our competitors;

• Adverse changes in the conditions in the markets for display products;

• The size and timing of capital expenditures by commercial end user customers;

• Our inventory practices and those of our distributors and resellers;

• The level of returns or price protection we experience in a given period;

• Conditions in the broader markets for information technology;

• Adverse changes in the credit quality of our customers and suppliers;

• The impact of acquired businesses and technologies; and

• Changes in the terms of our contracts with our customers or suppliers.

These factors could harm our business and operating results.

We derive a large percentage of our revenue from sales of LCD monitors and any decline in demand for these products could harm our ability to generate revenue.

We derive a large percentage of our revenue from sales of LCD monitors. As a result, we are particularly vulnerable to fluctuations in demand for these products, whether as a result of consumer preferences, market demand, competition, product obsolescence, technological change, budget constraints of consumers or other factors. If our revenue derived from sales of LCD monitors were to decline significantly, our business and operating results would be adversely affected. Replacement of older CRT monitors with LCD monitors has been one of the factors driving our sales of LCD monitors, and as such replacement becomes largely complete our sales could be harmed.

The market for LCD monitors has historically experienced significant shifts in production capacity and LCD panel pricing caused by suppliers entering or leaving the market or increasing capacity for certain panel sizes. Demand patterns also vary seasonally and geographically based on consumer demand, product pricing and other factors. We are also subject to competition from competing display technologies as well as emerging or future display technologies. The success of competing display technologies could substantially reduce the demand for our LCD monitors.

Our industry is highly competitive and price competition may significantly reduce our revenues and profits.

Competitive factors in the LCD display industry include product features, price, product quality, breadth and reliability, price and performance characteristics, end user support, marketing and channel capability as well as corporate reputation and brand strength. We have substantial experience competing in the LCD monitor market. However, we are a new entrant to the LCD TV market and, therefore, we are just beginning to establish our competitive position. We believe that competition will have the effect of continually reducing the average selling price, or ASP, of our products over time. The average selling price, or ASP, of our LCD monitors declined 11.2% in the second quarter of 2007 compared to the second quarter of 2006 and declined 15.7% in the first six months of 2007 compared to the first six months of 2006. We expect price competition to increase in future periods and such price competition may significantly reduce our revenues and gross margins in future periods.

The display provider industry has low barriers to entry and we expect new competitors to emerge. In the LCD monitor market and other commercial product markets we compete with PC manufacturers and other branded display companies. In the LCD TV market we compete with traditional TV manufacturers and established consumer electronic companies, as well as more recent entrants to the branded LCD TV market. In contrast, in the manufacturing and development portion of the display provider industry, the need to make significant capital equipment and research and development expenditures has caused higher barriers to entry. A significant increase in the number of display providers coupled with a relatively fixed number of suppliers could result in increased supply costs or diminished capacity, both of which could harm our business.

Some of our competitors have substantially longer operating histories, greater assets and name recognition, as well as greater financial, marketing, technical and other resources, than we do. Due to vertical integration and other factors, some of our competitors may have lower operating costs than we do. These advantages may allow our competitors to, among other things: undertake more extensive marketing initiatives, implement and sustain more aggressive pricing, obtain more favorable pricing or allocations from suppliers or cross subsidize their display operations from their other operations. Consequently, our products may not remain competitive relative to those of our competitors. To the extent we are unable to effectively compete against our competitors for any of these reasons or otherwise, our business would be harmed.

The ASP of our products typically decreases over the life of the product, which can negatively affect our gross margin.

The markets in which we compete are subject to technological advances with frequent new product releases and price competition. As a result, the price at which we can sell our products typically declines over the life of the products. The ASPs of our LCD monitors decreased 11.2% in the second quarter of 2007 compared to the second quarter of 2006 and declined 15.7% in the first six months of 2007 compared to the first six months of 2006. These decreases were primarily due to increased production capacities of LCD panel manufacturers, aggressive price competition and product mix. In recent years, the decline in the ASP for LCD monitors has been faster than the decline in our product-sourcing costs and this has resulted in decreased margins. If ASPs continue to decline, our revenue and gross margins could decline.

In order to prevent excessive erosion of our gross margins, we need to continually manage our product costs and our inventory. To manage product costs, we must collaborate with our contract manufacturers to engineer the most cost-effective design for our products. In addition, we must carefully manage the price paid for components used in our products, as well as our freight and inventory holding costs. We also need to continually introduce new products with more attractive sales prices and gross margins in order to maintain our overall gross margins. We may not be able to reduce our product costs when there is a shortage of key components or when component prices otherwise rise. If we are unable to manage the cost of older products or successfully introduce new products with higher gross margins, our net sales will decrease and our gross margins will decline to an even greater degree than we have experienced in the past.

We seek to mitigate the risk of declining ASPs by obtaining promotional pricing incentives from our contract manufacturers. A supplier's willingness to give us a pricing incentive and the amount of the pricing incentive are typically based on the competitiveness of the market, the volatility of the price of our key product components and the quantity of historical purchases of these components from suppliers. Pricing incentives generally do not require us to commit to future component purchases from suppliers. We record the reimbursement from our vendors for these promotional pricing incentives when we are released by the supplier from legal liability for the payment of the product purchases. If we are unable to obtain promotional pricing incentives or if these incentives are discontinued, our gross margins may decline and our business could be harmed.

Our operating expenses are relatively fixed and we may have limited ability to reduce expenses quickly in response to any revenue shortfalls or declines in product demand.

Our operating costs are relatively fixed and we can adjust them downward only over a period of several quarters. As we typically recognize a substantial portion of our revenues in the last month of each quarter, we may not be able to adjust our variable operating expenses in a timely manner in response to any revenue shortfalls. Our inability to reduce operating expenses quickly in response to revenue shortfalls or declines in product demand would negatively impact our financial results.

The market for our products historically has experienced seasonal shifts in demand due to changes in buying patterns by our customers. Buying patterns vary geographically, and the impact on our operating results in a given period may vary depending on our actual or anticipated level of activity in the relevant region. We tend to experience higher net sales in the second half of the year due to a strong buying season by distributors and resellers attributable to the holiday season in the Americas. Our seasonality is moderated through slightly different seasonal variations in our three regions.

If we are unable to license third-party technology our ability to offer competitive products could be harmed and our cost of sales could increase.

We have no patented technology. We rely on third parties to obtain non-exclusive software license rights to technologies that are incorporated into and necessary for the operation and functionality of our products. We also license technology necessary to comply with various data compression, broadcast and wireless standards. Because the intellectual property we license is available from third parties, barriers to entry for our competitors are lower than if we owned exclusive rights to the technology we license and use or if we had separately developed patented technology. In some cases, the owners of the intellectual property that we license routinely license the same intellectual property to our competitors. If a competitor enters into an exclusive arrangement with any of our third-party technology providers, our ability to develop and sell products containing that technology could be severely limited. Our licenses often require royalty payments or other consideration to third parties. Our success will depend in part on our continued ability to have access to these technologies on commercially reasonable terms. If we are unable to license the necessary technology, we may be forced to acquire or develop alternative technologies of lower quality or performance standards. This could limit and delay our ability to offer competitive products and increase our costs of production. As a result, our gross margins, market share and operating results could be harmed.

Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling our products.

Many of our products are designed to include software or other intellectual property we non-exclusively license from third parties. Competitors' protected technologies may be unavailable to us or be made available to us only on unfavorable terms and conditions. It may be necessary in the future to seek or renew licenses relating to various aspects of our products. We may not be able to obtain or renew from third parties the licenses that we need on commercially reasonable terms, or at all. There are a large number of patents in our field and new patents issue frequently. We do not attempt to determine in advance whether a product or any of its components infringe the patent rights of others.

We frequently receive claims alleging infringement of patents or other intellectual property rights and expect to continue to receive such claims. We are currently involved in several such proceedings. Many cases involve multiple products and multiple providers as defendants. In other cases we may and have been the only defendant. Pursuant to our agreements with our suppliers and manufacturers, we generally seek indemnification in connection with such claims, but such indemnification is not available in all cases and we may only partially recover the costs we incur in defending such claims. In addition, we regularly enter into distribution agreements that include indemnification provisions under which we could be subject to costs and/or damages in the event of an infringement claim against us or an indemnified third party and which could harm our business. Any claim of infringement by a third party, even one without merit, could cause us to incur substantial costs defending against such claim and could distract our management from running our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include a permanent injunction or other court order that would prevent us from offering one or more products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms, or at all. Alternatively, we may be required to develop or obtain access to non-infringing technology, which would require significant effort and expense and may ultimately be unsuccessful. Additionally, in recent years individuals and groups have begun purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from target companies. Any of these events could harm our business.

We order components and tooling in advance of anticipated customer demand. If we are unable to correctly predict fluctuations in component supply and demand, our business will be harmed.

Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we generally commit to purchase products without having received advance purchase commitments from our distributors and resellers. Our inventory purchases are made based upon future demand forecasts. These forecasts are based upon assumptions about future product demand that may prove to be inaccurate. Because we typically need sufficient lead-time in purchasing our products, we may not be able to reduce our purchase commitments in a timely manner in response to any reductions in our forecasts or in the level of purchase orders from distributors or resellers. In addition, the LCD display industry is characterized by rapidly fluctuating supply levels and pricing due to changes in production capacity, seasonality, purchasing levels by large suppliers and other factors. If we are unable to accurately predict or adapt to changes in LCD pricing, supply or demand, we may purchase an excess of materials at a high price or fail to purchase sufficient materials at a low price. If there is a higher incidence of inventory obsolescence of LCD panels or other product components, rapidly changing technology and customer requirements or an increase of the supply of products in the marketplace, we could be subject to excess or obsolete inventories or under-utilized tooling. If any of these events occur, we could be required to take corresponding inventory write-downs or tooling write-offs, which would impair our financial results and our gross margins.

If we do not effectively manage and predict our sales channel inventory and product mix, we may incur inventory write downs or lose sales from having too few products or the wrong mix of products.

If we are unable to properly monitor, control and manage our sales channel inventory and maintain an appropriate level and mix of products with our distributors and resellers and within our sales channels, we may incur increased and unexpected costs associated with our inventory. We must manage inventory held by our distributors and resellers because inventory held by them could result in excessive returns and lower our future revenue and gross margin. Distributors and resellers may increase orders during periods of product shortages in order to ensure adequate allocation, cancel orders if their inventory is too high or delay orders in anticipation of new products. They may also adjust orders based on competitor product introductions and incentives and seasonal buying patterns. Further, our distributors and resellers sell our competitors' products as well as ours and may have an incentive to exercise greater efforts to sell our competitors' products. We generally allow distributors and resellers to return a limited amount of our products in exchange for other products. Under our price protection policy, subject to certain conditions, if we reduce the list price of a product, we issue a credit in an amount equal to the reduction for each of the products held in inventory by our distributors and resellers. If our distributors and resellers are unable to sell their inventory in a timely manner, we may lower the price of the products, or these parties may exchange the products for newer products. If demand for our products falls, we could have excess inventory and be unable to sell such excess inventory in a timely manner and may need to reduce the prices on our products or, alternatively, we could end up with too few products and be unable to satisfy demand. If these events occur, we could incur increased expenses associated with writing off excessive or obsolete inventory or lose sales.

If we are unable to effectively manage our component and material requirements among our third-party component suppliers and contract manufacturers, we may experience delays in the manufacturing of our products and the costs of our products may increase.

We provide our third-party component suppliers and contract manufacturers with a rolling forecast of demand, which they use to determine their material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand and supply for a component at a given time. Although the cost of key components tends to vary inversely with the supply of these components, conditions of over-supply can still be associated with higher costs and conditions of shortage can still be associated with lower costs. Some of our components have long lead times. Regardless of the accuracy of our forecasts, our contract manufacturers may be unable to meet our product timing, volume and price requirements.

Alternatively, our contract manufacturers may be unable to utilize the components they have purchased. The cost of the components used in our products tends to drop rapidly as volumes increase and the technologies mature. Therefore, if our contract manufacturers are unable to promptly use components purchased on our behalf, our cost of producing products may be higher than that of our competitors, due to an over-supply of higher-priced components. If they are unable to use certain components, we may need to reimburse them for any losses they incur.

Our implementation of strategic initiatives may strain our operations and increase our operating expense.

We have implemented strategic initiatives designed to focus our resources on improving supply chain and logistics efficiency, simplifying our business processes to maximize operating efficiencies, growing sales in regional markets and expanding core product offerings. We will continue to explore additional opportunities to improve operating efficiencies. The undertaking of these initiatives may strain our existing management, information systems, employee workforce, operational capability and financial controls or may adversely affect our ability to effectively work with suppliers, contract manufacturers, distributors or resellers. If we fail to successfully implement these initiatives or encounter unexpected difficulties during their implementation, we may not be successful in reducing costs, or we may adversely impact our ability to increase product offerings and increase revenues, in either case harming our business.

We are subject to risks associated with our worldwide operations, which may harm our business.

We generated 68% of our total consolidated net sales from customers outside of the United States in the second quarter of 2007 and 65% in the first six months of 2007. Sales to customers outside the United States subject us to a number of risks associated with conducting business internationally including the following:

• International economic and political conditions;

• Changes in, or impositions of, legislative or regulatory requirements;

• Duties, tariffs or other barriers to trade;

• Delays or additional costs resulting from the need for permits or export licenses for certain technology;

• Exchange controls or changes in exchange rates which could make our products more expensive;

• Tax laws, regulations and treaties, including U.S. taxes on foreign operations and repatriation of funds;

• Longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable; and

• Additional burdens in complying with a variety of foreign laws.

Any one of the foregoing factors could cause our business, operating results and financial condition to suffer.

We have recently implemented an international structure designed to reflect our global operations and address the various tax regimes in which we operate. Future changes in international and U.S. tax laws, regulations and treaties, or the failure of our international structure to operate or be treated as expected, could increase our effective tax rate and result in additional tax liabilities.

Our operating results may be harmed by fluctuations in foreign currency exchange rates.

Historically, sales of our products have benefited from effects of the weakening U.S. dollar, which make our products more affordable in several markets. We buy a majority of our products from our suppliers in U.S. dollars and sell a significant amount of our products in foreign currencies. However, in periods of a strengthening U.S. dollar, our revenues measured in U.S. dollars are negatively impacted, while our cost of sales remains fairly constant, resulting in lower gross profit. In addition, we must manage our account receivables and inventory balances in order to limit our foreign currency exposure to a strengthening U.S. dollar.

Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We do not currently engage in any hedging transactions and we cannot predict the impact of future exchange rate fluctuations on our operating results.

If disruptions in our transportation network occur or our shipping costs substantially increase, our operating expense could increase and our financial results could be negatively impacted.

We are highly dependent upon the transportation systems we use to ship our products, including surface, ocean and airfreight and on the operations of the Port of Los Angeles. Our attempt to closely match our inventory levels to our product demand intensifies the need for our transportation systems to function effectively and without delay. The transportation network is subject to disruption from a variety of causes, including labor disputes or port strikes, acts of war or terrorism and natural disasters. If our delivery times increase unexpectedly due to these or any other reasons, our inability to deliver products on time could result in delayed or lost revenue. In addition, our transportation costs will likely continue to increase due to increased fuel prices. A prolonged transportation disruption or a significant increase in the cost of freight could severely disrupt our business and harm our operating results.

If we do not succeed in executing our growth strategies in our target international markets, our revenues may not increase.

Our strategies include further expansion of our business in international markets in which we currently operate, including Brazil, China, India, Russia and Eastern Europe. In many of these markets, we face barriers in the form of long-standing relationships between our potential customers and their local suppliers, as well as protective regulations. In addition, pursuing international growth opportunities may require us to make significant investments long before we realize returns on the investments, if any. Increased investments may result in expenses growing at a faster rate than revenues. Our overseas investments in current and targeted international markets could be adversely affected by:

• Reversals or delays in the opening of foreign markets to new participants;

• Economic instability, such as higher interest rates and inflation, which could reduce our customers' ability to obtain financing for consumer electronics or which could make our products more expensive in those countries;

• Difficulties hiring and retaining employees;

• Employment and severance issues, including possible employee turnover or labor unrest;

• Restrictions on foreign investment or the repatriation of profits or invested capital;

• Nationalization of local industries;

• Changes in export or import restrictions, duties and tariffs;

• Transportation delays or interruptions and other effects of less developed infrastructures;

• Potential loss of proprietary information as a result of piracy, misappropriation or laws that may be less protective of our intellectual property rights than those in the United States;

• Difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;

• Changes in the tax system or rate of taxation in the countries where we do business; and

• Economic, social, political and perceived or actual health risks.

For example, in the fourth quarter of 2005, Russia, unexpectedly, temporarily prohibited and then delayed the importation of LCD and CRT monitors resulting in lost sales and inventory write-downs.

In addition, difficulties in international financial markets and economies, particularly in emerging markets, could adversely affect demand from customers in the affected countries. Because of these factors, we may not succeed in expanding our business in international markets. This could hurt our business growth prospects and results of operations.

If we fail to maintain and/or expand our sales channels, our revenue may decline.

To maintain and grow our market share, sales and brand, we must maintain and expand our sales channels. We currently sell our products through distributors and resellers. We have no minimum purchase commitments or long-term contracts with any of these third parties. Our agreements are generally non-exclusive and generally may be terminated by either party, at its discretion, with 30 days notice.

Retailers have limited shelf space and promotional budgets, and competition is intense for these resources. A competitor with more extensive product lines and stronger brand identity may have greater bargaining power with these retailers. The competition for retail shelf space is expected to increase, which will require us to increase our marketing expenditures to maintain current levels of retail shelf space. As we are a relatively new entrant to the LCD TV market, we must also convince retailers of the value of our offerings for the LCD TV market. If we fail to secure retail shelf space for our LCD TVs we will lose sales of such products to our competitors, as most LCD TVs are sold through this channel.

We must also continuously monitor and evaluate emerging sales channels. If we fail to establish a presence in an important developing sales channel, our business could be harmed. If we are unable to establish relationships in emerging sales channels, our sales could decline and we would lose market share.

We rely on a limited number of distributors and resellers for most of our sales, and changes in price, purchasing or return patterns and failure to maintain or establish new distributor and reseller relationships in existing and new sales channels could lower our revenue or gross margins.

We sell our products through distributors such as Ingram Micro Inc., Tech Data Corporation and SYNNEX Corporation, and resellers, such as solution providers, value added resellers, traditional retailers and Internet retailers. We expect that a majority of our net sales will continue to come from sales to a relatively small number of customers for the foreseeable future. No single customer represented over 10% of our consolidated net sales in the second quarter and first six months of 2007. We have no minimum purchase commitments or long-term contracts with any of our distributors or resellers. Our distributors and resellers could decide at any time to discontinue, decrease or delay their purchases of our products.

In addition, the prices that distributors and resellers pay for our products are subject to negotiation and change frequently. If any of our major distributors or resellers change their purchasing patterns or refuse to pay the prices that we set for our products, our net sales and operating results could be negatively impacted. If our distributors and resellers increase the size of their product orders without sufficient lead time for us to process the order, our ability to fulfill product demand would be compromised. In addition, because our accounts receivable are concentrated within a small group of distributors and resellers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow.

We generally recognize revenue to distributors and resellers when risk of loss is transferred to such third party. To the extent that return rates from our customers or price protection exceed historical averages, revenues from future periods will be reduced.

We depend on a limited number of third-party component suppliers and contract manufacturers for the manufacture of our products. If these third parties experience any delay, disruption or quality control problems in their operations, we could lose market share and revenues, and our reputation may be harmed.

All of our products are manufactured, assembled, tested and packaged by contract manufacturers, as we have no manufacturing or testing facilities. We rely on component suppliers and contract manufacturers to procure components and, in some cases, subcontract engineering work. There are a limited number of manufacturers of LCD panels, and we do not expect this number to increase significantly. Some of our products are manufactured by a single contract manufacturer. Our component suppliers and contract manufacturers are primarily located in mainland China, Taiwan and Thailand and may be subject to disruption by earthquakes, typhoons and other natural disasters, epidemics, pandemics, as well as political, social or economic instability. We do not have any long-term contracts with any of these third-party component suppliers and contract manufacturers. Product pricing is generally negotiated on an order-by-order basis. Our contracts with our component suppliers and contract manufacturers, including those contracts containing provisions that may be materially favorable to us, are generally terminable for any reason and by either party with 90 days notice. If our component suppliers and contract manufacturers encounter financial or other business difficulties, if their strategic objectives change, or if they perceive us to no longer be an attractive customer, they may no longer assist us in our product development efforts, and our business could be harmed.

The loss of the services provided by any of our primary contract manufacturers or a change in material terms could cause a significant disruption in operations, delays in product shipments and an adverse impact on our cash flow. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming.

Our reliance on third-party component suppliers and contract manufacturers also exposes us to the following risks over which we have limited or no control:

• Inability to procure key required components for our finished products to meet customer demand;

• Loss of access to capacity from one or more panel manufacturers or increased competition if such manufacturers elect to directly provide display devices to distributors, resellers or in other markets.

• Unexpected increases in manufacturing and repair costs;

• Unexpected reductions in payment terms;

• Interruptions in shipments if one of our manufacturers is unable to complete production or experiences delays;

• Inability to control the quality of finished products;

• Inability to control delivery schedules;

• Inability to obtain favorable pricing;

• Unpredictability of manufacturing yields; and

• Potential lack of adequate capacity to manufacture all or some of the products we require.

If our new products fail to achieve broad market acceptance on a timely basis we will not be able to compete effectively and we will be unable to increase or maintain net sales and gross margins.

We operate in a highly competitive, quickly changing environment. We are dependent upon sufficient demand and broad market acceptance for LCD display products. Our future success depends on our ability to develop and introduce new products and product enhancements that achieve broad market acceptance in the business and home markets. Our future success will depend in large part upon our ability to:

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

• Efficiently access the display technology needed for our products to have broad market acceptance and respond rapidly to shifts in the display technology towards new or different display technologies;

• Manage our product offerings either as stand-alone products or in combination with other products or services, or in some other manner; and

• Respond effectively to unexpected shifts in market demand towards display and PC products sold together under the same brand or away from stand-alone displays.

If a different or new display technology other than LCD achieves broad market acceptance and we are unable to shift to this new or different display technology, our business could be harmed.

Most of our revenue is currently derived from the sale of products utilizing LCD display technology. Different technologies are also currently available and these include plasma, Liquid Crystal on Silicon and Organic Light Emitting Diode. New display technologies are under development and may be commercialized in the future. Our success will depend in part on our continued ability to offer products utilizing a display technology that has broad market appeal on commercially reasonable terms. If we are unable to shift or obtain the necessary technology, we may be forced to acquire or develop alternative technology of lower quality or performance standards. This could limit and delay our ability to offer competitive products and increase our costs of production. If a different or new display technology proves to have broad market acceptance and we are unable to access or bring to market products using this new or different display technology, we could lose market share and our revenue, gross margins and operating results could be harmed.

Confidentiality agreements with employees and others may not adequately prevent disclosure of proprietary information.

We generally enter into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with our distributors, resellers, suppliers and contract manufacturers to limit access to, and disclosure of, our proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such party. Costly and time consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Our products are complex and may require modifications to resolve undetected errors or unforeseen failures, which could lead to an increase in our warranty claims and costs, a loss of customers, or a decline in market acceptance of our products.

Our products are complex and may contain undetected errors or experience unforeseen failures when first introduced or as new versions are released. These errors could cause us to incur significant warranty and re-engineering costs, divert the attention of our engineering personnel from product development efforts, and cause significant customer relations and business reputation problems. We also have received, and expect to continue to receive, claims alleging the sale by us of defective products. If we deliver products with defects, our credibility and the market acceptance and sales of our future products could be harmed. Defects could also lead to liability for defective products as a result of lawsuits against us or against our distributors and resellers. We also agree to indemnify our distributors and resellers in some circumstances against liability from defects in our products. A successful product liability claim could require us to make significant damages payments.

Changes in the way we do business and volatility in our industry could require us to raise additional capital.

Although we believe that our existing cash balances, credit facilities, and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements for at least the next 12 months, we may be unable to extend or renew our existing credit facilities on substantially similar terms. In addition, we may be required to raise additional capital through either equity or debt financing, which may not be available on favorable terms, or at all. Factors that could adversely affect our cash used or generated from operations and, as a result, our need to seek additional borrowings or capital include:

• Differences between payment terms for the purchase of key components and the sale of finished products;

• Need to enter into early-pay or pre-pay arrangements to secure lower pricing and capacity for key components or finished products;

• Significantly decreased demand for and market acceptance of our products;

• Need to make significant investments in order to successfully develop our next-generation products;

• Competitive pressures resulting in lower than expected average selling prices;

• Adverse changes in component pricing or payment terms with our distributors and resellers or our contract manufacturers and suppliers; or

• Acquisitions of businesses or complementary technologies.

We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail our sales and marketing expenditures, which could harm our business. If we should require capital in excess of our current availability and if we were unable to raise additional capital, our business could be harmed.

If we fail to comply with government regulations, including those promulgated by the Federal Communications Commission, the European Union's Restriction of Certain Hazardous Substances Directive, or RoHS, and Waste Electrical and Electronic Equipment Directive, or WEEE, our business may be harmed.

We are subject to local laws and regulations in various regions in which we operate. We could become subject to liabilities as a result of a failure to comply with applicable laws and incur substantial costs from complying with existing, new, modified or more stringent requirements. For instance, in the United States we are subject to rules enforced by the Federal Communications Commission, or FCC, regarding televisions containing high-definition tuners. The FCC has notified us that importation declarations indicate that we may have violated certain FCC rules with respect to the transition requirements for selling televisions containing high-definition tuners and may be subject to fines.

In the European Union, or EU, there are two particular directives, RoHS and WEEE, which we believe may have a material impact on our business. RoHS restricts the distribution of certain substances, including lead, within the EU and became effective on July 1, 2006. RoHS requires us to eliminate and/or reduce the level of specified hazardous materials from our products and requires us to maintain and publish a detailed list of all chemical substances in our products. WEEE requires us to take back and recycle all products we manufacture or import into the EU at our own expense and became effective in August 2005 for most EU countries and at varying dates thereafter for other EU countries whose implementation of the European WEEE Directive was subsequent to August 2005. The United Kingdom is the most recent country to implement the WEEE Directive and its regulations became effective in January 2007. If we fail to, or do not fully, comply with the EU directives our business may be harmed. For example,

• We may be unable to procure appropriate RoHS compliant material in sufficient quantity and quality and/or be unable to incorporate it into our product procurement processes without compromising product quality and/or harming our cost structure;

• We may not be able to sell non-compliant products into the EU or to any customer whose end products will be sold into the EU, which may result in reduced sales; or

• We may face excess and obsolete inventory risk related to non-compliant inventory that we may continue to hold for which there is reduced demand and we may need to write down such inventory.

We depend on our founder and other executive officers, and if we are not able to retain them, our business will suffer.

James Chu, our founder, Chairman of the Board, Chief Executive Officer and majority stockholder and other executive officers, possess specialized knowledge with respect to our business and our operations. Consequently, the loss of Mr. Chu, in particular, and our other executive officers could harm our business. We do not carry key man life insurance on any of our executive officers.

Any acquisition we make could disrupt our business and harm our financial condition and operations.

We have made strategic acquisitions of businesses, technologies and other assets in the past. While we have no current agreements or commitments with respect to any acquisition, we may in the future acquire businesses, product lines or technologies. In the event of any future acquisition, we may not ultimately strengthen our competitive position or achieve our goals, or they may be viewed negatively by customers, financial markets or investors and we could:

• Issue stock that would dilute our current stockholders' percentage ownership;

• Incur debt and assume other liabilities; and

• Incur amortization expenses related to goodwill and other intangible assets and/or incur large and immediate write-offs.

Acquisitions also involve numerous risks, including:

• Problems integrating the acquired operations, technologies or products with our own;

• Diversion of management's attention from our core business;

• Assumption of unknown liabilities;

• Adverse effects on existing business relationships with suppliers and customers;

• Increased accounting and financial reporting compliance risk;

• Risks associated with entering new markets; and

• Potential loss of key employees.

We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, which could harm our business.

Item 2. Unregistered sales of equity securities and use of proceeds

Not applicable.

Item 3. Defaults upon senior securities

Not applicable.

Item 4. Submission of matters to a vote of securities holders

Not applicable.

Item 5. Other information

Not applicable.

Item 6.  Exhibits

Exhibit No.	Description of Exhibits

10.19(1)	Letter Agreement between ViewSonic Europe Limited and Burdale Financial Limited, dated June 22, 2007.

10.24(2)	ViewSonic 2007 Management Incentive Plan.

10.31(3)	Offer Letter by and between ViewSonic Corporation and Theodore R. Sanders, dated June 3, 2007.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to Exhibit 10.19 to ViewSonic Corporation's Current Report on Form 8-K, (000-50730), filed with the Securities and Exchange Commission on June 28, 2007.

(2)	Incorporated by reference to Exhibit 10.24 to ViewSonic Corporation's Current Report on Form 8-K, (000-50730), filed with the Securities and Exchange Commission on May 14, 2007.

(3)	Incorporated by reference to Exhibit 10.31 to ViewSonic Corporation's Current Report on Form 8-K, (000-50730), filed with the Securities and Exchange Commission on June 11, 2007.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2007.

ViewSonic Corporation

By:	/s/ Theodore R. Sanders
Theodore R. Sanders
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit index

Exhibit No.	Description of Exhibits

10.19(1)	Letter Agreement between ViewSonic Europe Limited and Burdale Financial Limited, dated June 22, 2007.

10.24(2)	ViewSonic 2007 Management Incentive Plan.

10.31(3)	Offer Letter by and between ViewSonic Corporation and Theodore R. Sanders, dated June 3, 2007.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to Exhibit 10.19 to ViewSonic Corporation's Current Report on Form 8-K, (000-50730), filed with the Securities and Exchange Commission on June 28, 2007.

(2)	Incorporated by reference to Exhibit 10.24 to ViewSonic Corporation's Current Report on Form 8-K, (000-50730), filed with the Securities and Exchange Commission on May 14, 2007.

(3)	Incorporated by reference to Exhibit 10.31 to ViewSonic Corporation's Current Report on Form 8-K, (000-50730), filed with the Securities and Exchange Commission on June 11, 2007.

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