Form 10-Q
period 2007-09-30
VIEWSONIC CORP
filed 2007-11-14
CIK 1068806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of the registrant's common stock outstanding was 351,707,640 shares and the number of shares of Series C preferred stock outstanding was 3,300,000 shares, each as of October 31, 2007.

ViewSonic Corporation
Form 10-Q

Part I

ViewSonic Corporation and Subsidiaries

 Condensed consolidated balance sheets

 September 30, 2007 and December 31, 2006

(in thousands, except share data and par value)	September 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$94,741	$69,079
Trade receivables, net	305,664	277,162
Other receivables	14,658	7,213
Inventories	196,449	194,049
Deferred income taxes	5,281	7,734
Prepaids and other current assets	6,262	3,670
Income taxes receivable	83	152
Total current assets	623,138	559,059
Property, plant and equipment, net	21,449	14,445
Long-term investments	118	237
Goodwill	1,351	1,347
Other assets, net	4,623	3,549
Total assets	$650,679	$578,637
Liabilites and stockholders' equity
Current liabilities:
Bank borrowings	$6,366	$307
Current portion of notes payable - related party	43,000	-
Accounts payable	459,560	388,554
Accrued promotional expenses	20,854	25,852
Accrued warranty expense	20,065	24,455
Other accrued expenses	26,286	32,446
Total current liabilities	576,131	471,614
Subordinated notes payable - related party	-	43,000
Deferred income taxes	3,224	-
Stockholders' equity:
Common stock, $.01 par value 600,000,000 shares authorized; 351,707,640 and 354,594,666 shares issued as of September 30, 2007 and December 31, 2006, respectively	3,517	3,546
Preferred stock, $.001 par value 22,800,000 shares authorized; 3,300,000 shares issued as of September 30, 2007 and December 31, 2006	3	3
Additional paid-in capital	93,034	94,181
Accumulated deficit	(23,677)	(31,468)
Accumulated other comprehensive loss	(1,553)	(2,239)
Total stockholders' equity	71,324	64,023
Total liabilities and stockholders' equity	$650,679	$578,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

ViewSonic Corporation and Subsidiaries

 Condensed consolidated statements of operations

(in thousands, except share data)	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Net sales	$402,773	$426,445	$1,236,478	$1,132,507
Cost of sales	371,792	383,992	1,136,792	1,029,640
Gross profit	30,981	42,453	99,686	102,867
Selling, general and administrative expenses	32,947	29,979	91,409	86,903
(Loss) income from operations	(1,966)	12,474	8,277	15,964
Other income (expense):
Interest expense, net	(757)	(366)	(1,656)	(53)
Other income (expense), net	1,626	(651)	3,332	970
Total other income (expense), net	869	(1,017)	1,676	917
(Loss) income before income taxes	(1,097)	11,457	9,953	16,881
Provision for income taxes	616	860	1,752	2,183
Net (loss) income	(1,713)	10,597	8,201	14,698
Preferred stock accretion	-	-	-	(48)
Net (loss) income available to common shareholders	$(1,713)	$10,597	$8,201	$14,650

(Loss) earnings per common share:
Basic	$-	$0.03	$0.02	$0.04
Diluted	$-	$0.03	$0.02	$0.04

Weighted averages shares used in per share calculations:
Basic	351,681	354,326	352,840	354,173
Diluted	351,681	357,604	360,008	359,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

ViewSonic Corporation and Subsidiaries

 Condensed consolidated statements of cash flows

(in thousands)	Nine months ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$8,201	$14,698
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash gain from litigation settlement (Note 10)	(1,710)	-
Depreciation and amortization	1,481	2,157
(Gain) loss on disposal of property, plant and equipment	(4)	4
Provision for doubtful accounts	284	384
Net loss on impairment of long-term investments	135	1,934
Deferred income taxes	2,971	134
Stock-based compensation expense	503	161
Changes in operating assets and liabilities:
Trade receivables	(27,613)	(95,598)
Other receivables	(7,329)	(1,166)
Inventories	(1,711)	1,670
Prepaids and other current assets	(2,501)	(375)
Accounts payable	69,132	52,886
Accrued promotional and other expenses	(9,300)	8,225
Accrued warranty expense	(4,419)	3,523
Income taxes payable/receivable	(2,092)	675
Net cash provided by (used in) operating activities	26,028	(10,688)
Cash flows from investing activities
Proceeds from sale of property, plant and equipment	22	21
Purchase of property, plant and equipment	(6,058)	(931)
Proceeds on sale of long-term investments	-	1,277
Proceeds on sale of short-term investments	-	15,152
Purchase of short-term investments	-	(15,213)
Change in other assets	(992)	-
Net cash (used in) provided by investing activities	(7,028)	306
Cash flows from financing activities
Net proceeds from (repayments on) bank borrowings	5,984	(4,920)
Proceeds from issuance of common stock	43	236
Proceeds from issuance of preferred stock	-	33
Redemption of preferred stock	-	(15,000)
Net cash provided by (used in) financing activities	6,027	(19,651)
Effect of exchange rate changes on cash and cash equivalents	635	33
Net increase (decrease) in cash and cash equivalents	25,662	(30,000)
Cash and cash equivalents at beginning of period	69,079	93,998
Cash and cash equivalents at end of period	$94,741	$63,998

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

The accompanying unaudited condensed consolidated financial statements for ViewSonic Corporation and its subsidiaries, or collectively, the Company, contain all adjustments, which are normal and recurring, necessary to present fairly the Company’s financial position as of September 30, 2007 and the Company’s results of operations and cash flows for the three and nine months ended September 30, 2007 and 2006. The condensed consolidated balance sheet as of December 31, 2006 is derived from the December 31, 2006 audited consolidated financial statements.

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 and the notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 16, 2007.

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

The Company's primary business practice is to have finished goods delivered from its contract manufacturers directly to the Company's regional warehouses, where they are stored for eventual shipment to its customers. However, the Company occasionally requests that its contract manufacturer ship finished goods directly to its customers. For vendor drop shipment sales, the Company retains title to the shipment from the time it leaves the contract manufacturer's port of choice until it reaches its destination at which time revenue is recognized.

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

The Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statements of operations rather than income tax expense. The Company will classify income tax penalties as part of selling, general and administrative expense in its condensed consolidated statements of operations. The Company has less than $0.1 million of penalties accrued and an immaterial amount of interest expense accrued as of  September 30, 2007. No amount of interest or penalties was accrued as of January 1, 2007.

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

Tax jurisdiction	Tax years no longer subject to audit

United States	2003 and prior
United Kingdom	2004 and prior
Canada	2000 and prior
Germany	2000 and prior
France	2003 and prior
Taiwan	2002 and prior
China	2001 and prior

Certain of the Company's non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities and the amounts ultimately paid, if any, upon resolution of the issues raised by the tax authorities may differ materially from the amounts accrued for each year.

In May 2007, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FASB Interpretation No. 48, Definition of Settlement in FASB Interpretation No. 48, or FSP FIN 48-1, which amends FIN 48 and provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. This FSP clarifies that a tax position could be effectively settled upon examination by a taxing authority. In determining whether a tax position is effectively settled, companies should make the assessment on a position-by-position basis, but a company could conclude that all positions in a particular tax year are effectively settled. The Company adopted the provisions of FSP FIN 48-1 on January 1, 2007. During the three months ended September 30, 2007, approximately $1.1 million of income tax liabilities, related to uncertain intercompany transfer pricing items, was effectively settled due to the lapse of the applicable statue of limitation, therefore the $1.1 million of unrecognized tax benefit was recognized during the three months ended September 30, 2007. However, this was offset by additional valuation allowance for net operating losses which were previously utilized to offset the unrecognized tax position associated with these intercompany transfer pricing items.

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

Stock option activity

The Company has two employee stock plans: the 1999 Stock Plan, or the 1999 Plan, and the 2004 Equity Incentive Plan, or the 2004 EIP. Upon approval of the 2004 EIP, the 1999 Plan was terminated (except for all options previously granted and outstanding under the 1999 Plan). The 2004 EIP provides for the granting of stock options to eligible employees and non-employee directors. Options granted under this plan are granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant, vest over three or four years and expire ten years after their original date of grant. As the Company's common stock is not publicly traded, the fair market value of the Company's common stock is approved by the Company's Board of Directors based on various information, assumptions and factors. As of September 30, 2007, there were 6.8 million shares available for future grants under the 2004 EIP.

On February 2, 2007, the Compensation Committee of the Board of Directors approved the Long Term Incentive Program Summary of Terms, or the Program. Members of the Company’s executive management team and other key members of senior management designated by the Compensation Committee are eligible to participate in the Program. The Compensation Committee established the achievement of revenue and net income targets as the Performance Targets under the Program.

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

The Program requires the achievement of at least 100% of the Performance Targets for fiscal year 2007 as a minimum threshold before any of the shares subject to the stock options vest. The vesting of the stock option is contingent upon the participant's continued service through the applicable vesting date and is subject to specified change in control and other conditions. The achievement of the Performance Targets will be at the sole discretion of the Compensation Committee and shall be determined by the Compensation Committee after the completion of the fiscal year 2007 audit, which is referred to as the Determination Date. If the minimum threshold is not achieved, the stock options will be automatically cancelled and forfeited in their entirety. On the Determination Date, the stock option award, known as the Eligible Award, will be determined by multiplying the Target Award by the percentage of achievement of the Performance Targets (a range of between 100% and 150% based on the levels achieved against both the Performance Targets). The Eligible Award will vest 33 1/3% on the Determination Date, 33 1/3% on February 2, 2009 and 33 1/3% on February 2, 2010. The difference between the Maximum Award and the Eligible Award, if any, shall be forfeited and cancelled on the Determination Date.

On July 18, 2007, the Compensation Committee of the Board of Directors modified the vesting of stock options granted to participants in the Program such that all or a portion of the stock option subject to the Target Award and Maximum Award will vest as to 33 1/3% on the February 2, 2008, 33 1/3% on February 2, 2009 and 33 1/3% on February 2, 2010. A total of 3.7 million shares were modified. The performance criteria for the vesting of the remaining 1.7 million of stock options were not changed. The modification in vesting of stock options resulted in a $123,000 cumulative expense adjustment.

The table below summarizes the stock option activity under the Company's 1999 Plan and 2004 EIP:

			Weighted
			average
		Weighted	remaining
	Number of	average	contractual
	shares	price	term
	(in 000s)	per share	(in years)
Outstanding at December 31, 2006	25,341	$0.40
Granted	12,440	0.62
Exercised	(113)	0.38
Cancelled	(2,212)	0.40
Outstanding at September 30, 2007	35,456	$0.47	6.65
Exercisable at September 30, 2007	19,765	$0.38	4.51

The total intrinsic value of options outstanding as of September 30, 2007 was $5.4 million. Total cash received from the exercise of employee stock options was $43,000 for the nine months ended September 30, 2007.

The following table summarizes information for options outstanding as of September 30, 2007:

Range of exercise prices	Numbers of options outstanding (in 000s)	Weighted average remaining contractual term (in years)	Weighted average exercise per share	Number of options exercisable (in 000's)
$0.38	20,558	4.60	$0.38	19,327
$0.45	612	8.19	$0.45	268
$0.54	7,244	9.32	$0.54	170
$0.57	1,885	9.62	$0.57	-
$0.73	5,157	9.80	$0.73	-

Valuation and expense recognition of stock-based awards under SFAS 123R

For the three and nine months ended September 30, 2007, stock-based compensation expense for employee stock options recognized was $369,000 and $503,000, respectively. No income tax benefit related to stock-based compensation expense was recognized for the three and nine months ended September 30, 2007. The Company used the Black-Scholes option-pricing model to estimate the fair value of employee stock options. The determination of fair value using the Black-Scholes option-pricing model is affected by the fair market value of the Company's common stock as well as the use of certain highly subjective estimates and assumptions including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors.

All option awards were valued as a single award and amortized on a straight-line basis over the requisite service period. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the periods indicated:

	Nine months ended September 30,
	2007	2006
Expected volatility	44.1%	52.0%
Risk-free interest rate	4.7%	5.0%
Expected dividend yield	0%	0.0%
Expected option life (in years)	6.14	6.25
Weighted average fair value of stock options granted per share	$0.31	$0.25

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

SFAS 123R requires stock-based compensation expense to be recognized only for those stock options that are ultimately expected to vest. An estimate of forfeiture rate must be made and applied at the time of grant and revised in subsequent periods on a cumulative basis in the period of revision. The Company considered various factors including its actual historical experience of pre-vesting option forfeitures bifurcated by employee groups as the basis to arrive at an estimated average annual forfeiture rate of 4.3% for the nine months ended September 30, 2007.

As of September 30, 2007, the remaining amount of unrecognized compensation cost related to employee stock options was $3.5 million, which is expected to be recognized over a weighted average period of 3.2 years.

Note 3—Comprehensive (loss) income

Comprehensive (loss) income includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities classified as available for sale. The following table sets forth the calculation of comprehensive (loss) income for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net (loss) income	$(1,713)	$10,597	$8,201	$14,698
Foreign currency translation	156	(119)	686	82
Unrealized holding gains on marketable securities, less realized gains	-	247	-	675
Total comprehensive (loss) income	$(1,557)	$10,725	$8,887	$15,455

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

Deferred taxes have not been provided on the excess book basis of shares of certain foreign subsidiaries in the amount of $44 million as of September 30, 2007 because such basis differences are not expected to reverse in the foreseeable future. These basis differences arose primarily through undistributed book earnings of the Company’s subsidiaries. The basis differences could reverse through a sale of the subsidiaries, the receipt of dividends from the subsidiaries, as well as various other events. It is not practical to calculate the residual income tax which would result if these basis differences reversed due to the complexities of U.S. tax rules and regulations and the hypothetical nature of the calculations.

Note 5—Commitments and contingencies

Lease Commitments

In January 2007, the Company entered into a lease agreement for 298,050 square feet of office space at its existing principal office location in Walnut, California. The term of the lease commences on July 1, 2007 and runs through July 2014, subject to extension at the Company's option under certain circumstances. The future minimum lease payments required under this operating lease are $0.4 million for the remainder of 2007, $1.5 million in 2008, $1.6 million in 2009, $1.6 million in 2010, $1.7 million in 2011 and $4.6 million thereafter.  Rent expense related to this office space for the three and nine months ended September 30, 2007 was $0.4 million and $1.1 million, respectively.

In February 2007, the Company entered into a lease agreement for office space in London, United Kingdom. This lease expires in September 2018. The future minimum lease payments required under this operating lease are $0 for the remainder of 2007, $0.9 million in 2008, $1.0 million in 2009, $1.0 million in 2010, $1.0 million in 2011, and $7.6 million thereafter. Rent expense for the three and nine months ended September 30, 2007 was $0.3 million and $0.6 million, respectively.

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

On May 27, 2004, LG. Philips LCD Co. Ltd., or LPL, filed a patent suit against Tatung Company, Tatung Company of America, Inc., and ViewSonic Corporation in the U.S. District Court, District of Delaware (Case No. CV-04-343 JJF), alleging infringement of two patents relating to the mounting of LCD panels. On October 5, 2007, LPL provided the Company with a covenant not to sue the Company or its customers for any claim of infringement of the mounting patents at issue in this suit.  This covenant not to sue ended LPL’s claims against the Company for direct liability for infringement of these patents and deprived the Court of subject matter jurisdiction to further adjudicate the claims and defenses with respect to the Company.  While the outcome of this case cannot be predicted with certainty, the Company does not believe that the outcome will harm its business, financial position, results of operations or cash flows.

On July 27, 2006, the jury in the trial of LG. Philips LCD Co. Ltd. v. Tatung Company, Tatung Company of America, Inc., Chunghwa Picture Tubes Ltd., and ViewSonic Corporation, pending in U.S. District Court, District of Delaware, (Case No. 05-292-JJF) delivered a verdict finding that each of the defendants, including the Company, had willfully infringed (through the doctrine of equivalents) a LPL patent relating to electrostatic discharge. The jury awarded monetary damages of $52.5 million against Chunghwa Pictures Tubes Ltd., or CPT, only. LPL has requested that the Court treble the damages based upon the finding of willful infringement, which could result in an additional $105 million in exemplary damages being awarded against CPT if the jury verdict is upheld. Since there is no damage award against the Company, there can be no exemplary damages awarded against the Company. If the jury verdict is upheld, the Court may, in its discretion, award attorneys’ fees to LPL and some portion of the attorneys’ fees may be charged against the Company. LPL also filed a motion seeking a permanent injunction but this motion was taken off calendar by the judge, who indicated he would not request completion of the briefing on that motion until he had ruled on the other post-trial motions challenging various aspects of the jury’s verdict and that are currently under submission. The patent-in-suit expires in July 2008. While the expiration date of the patent may weigh against entry of an injunction when that issue is taken up by the Court, it is still possible that an injunction will be entered. If an injunction is entered, it may require the Company to, among other things, change its sourcing of certain LCD displays or key components.  While the outcome of this litigation cannot be predicted with certainty, the Company does not believe that the outcome will harm its business, financial position, results of operations or cash flow.

On November 21, 2006, the jury in the trial of LG. Philips LCD Co. Ltd. v. Tatung Company, Tatung Company of America, Inc., and Chunghwa Picture Tubes Ltd.  pending in the U.S. District Court, Central District of California, (Case No. CV-02-6775 CBM) delivered a verdict finding that each of the defendants (the Company is not a defendant) had willfully infringed two patents of LPL's relating to the design and manufacture of LCD modules. The parties to the case have briefed post-trial motions challenging various aspects of the jury's verdict and these motions have been taken under submission by the Court. However, the Company is a defendant in the related case, LPL v. ViewSonic Corporation, also pending in the U.S. District Court, Central District of California (Case No. CV-03-2886 CBM), in which LPL alleges infringement of the same patents asserted in Case No. CV-02-6775 CBM above as a result of the Company’s incorporation of CPT LCD's into its products. The Company’s suit had been consolidated with the CPT case for pre-trial purposes, during which infringement claims directed to four other LPL patents have been dismissed. The dismissals may be overturned on appeal. No trial date has been set in Case No. CV-03-2886 CBM and none is expected to be set as the patent issues have already been heard by the jury in the CPT case (Case No. CV-02-6775 CBM). If an injunction is entered against the CPT LCD panels, the Company may be required to change its sourcing of certain LCD displays. While the outcome of this litigation cannot be predicted with certainty, the Company does not believe that the outcome of the litigation against it (Case No. CV-03-2886) will harm its business, financial position, results of operations or cash flow.

On December 1, 2006, LPL filed a patent suit against CMO, AU Optronics Corporation, or AUO, AU Optronics Corporation America, Tatung Company, Tatung Company of America, Inc. and ViewSonic Corporation pending in the U.S. District Court, District of Delaware (Case No. 06-726-GMS), alleging infringement of the same three LPL patents that were found to be valid and infringed in the two cases referenced above, i.e., CV-02-6775 and 05-292 JJF. Presumably, as with the other LPL suits identified above, the allegations against the Company are based upon its incorporation of certain third-party LCD modules into its products. The Company has filed a motion for a more definite statement and motions to dismiss and /or strike the claims asserted in this case, as well as a motion to stay the litigation as to the Company.  LPL has, in a filed response to the Company’s motion to stay, stated that the infringement claims in this case are limited to those manufactured by AUO and CMO. While the outcome of this case cannot be predicted with certainty, the Company does not believe that the outcome will harm its business, financial position, results of operations or cash flows.

In 2007, the Federal Communications Commission, or the FCC, notified the Company that it was investigating whether the Company may have violated certain FCC rules governing the importation and shipment of television receivers lacking the required digital television receiving capability.  In response to the FCC inquiry, the Company has provided the FCC with information regarding this matter.  The Company met with the FCC on September 11, 2007 to present its factors in mitigation. On October 10, 2007, the FCC and the Company entered into a second tolling agreement that will expire on December 15, 2007 unless sooner terminated by the issuance of a Notice of Apparent Liability or notice from the FCC that it has terminated its investigation. While it is not possible to predict the outcome with certainty, the Company does not believe that the outcome will harm its business, financial position, results of operations or cash flows.

Laws, Regulations and Directives

The Company is subject to local laws and regulations in the various regions in which the Company operates, including the United States and the European Union, or EU. In the United States, the Company is subject to rules enforced by the FCC regarding televisions containing high-definition tuners. The FCC has notified the Company that importation declarations indicate that it may have violated certain FCC rules with respect to the transition requirements for selling televisions containing high-definition tuners and may be subject to fines.  The Company must also comply with two particular EU directives. The first is the Restriction of Certain Hazardous Substances Directive, or RoHS, that restricts the distribution of certain substances, including lead, within the EU. The RoHS directive became effective July 1, 2006. In addition to specifying the elimination and/or reduction in the level of specified hazardous materials from the manufacture of the Company's products, the Company must take reasonable measures to ensure that it is not being supplied with products containing the restricted chemical substances. The Company worked with suppliers to ensure that it met the July 1, 2006 implementation date and today must continue to work with suppliers to ensure it meets its continuing obligation that products placed on the market from July 1, 2006 are RoHS compliant products. The second directive is the Waste Electrical and Electronic Equipment Directive, or WEEE, that became effective on August 13, 2005, and requires manufacturers or importers to provide a process of recycling all of its manufactured products or imports into the EU. Certain EU countries adopted WEEE on August 13, 2005. The majority of EU countries into which the Company's European region sells its products have now adopted the legislation. Certain countries have still to implement the WEEE directive. Certain countries, for example the United Kingdom and Spain, qualify the Company as a producer and allow the Company to register as a producer and join a compliance program. Where this is the case, ViewSonic Europe Limited has registered as a producer and has joined a compliance program thus complying with its obligations under WEEE. In other countries which do not allow the Company to register or where the Company does not qualify as a producer, the Company has taken steps to ensure that its distributors and resellers, to whom the WEEE compliance responsibility falls, are in compliance with WEEE. The Company does not believe that the continuing compliance with these directives will have a material effect on the Company’s business; however, failure to comply with its obligations under these directives may have a material effect on the Company’s business.

Note 6—Business segments

During the third quarter of 2007, the Company realigned its operating segments to move the Middle East and Africa geographic territories from Europe (formerly EMEA) to Asia-MEA (formerly Asia-Pacific). In addition, the Company realigned its operating segments under a new methodology to allocate certain corporate overhead expenses and corporate benefits associated with its initiative to source LCD panels directly from the manufacturers to its operating segments during the fourth quarter of 2006.

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined it has three reportable segments: Americas, Europe, and Asia-MEA (Asia-Pacific, Middle-East and Africa).  The Company believes that this segment information provides useful information for analyzing the underlying business results. The Company sells similar products in its segments, including LCD displays, CRT displays, projectors, and LCD TVs. The type and class of customers, primarily distributors and resellers, are also similar across the product lines. The Company's management evaluates the performance of and allocates resources to its segments based on net sales and operating income. Assets and liabilities are not allocated by segment for management reporting purposes.

The following segment information for the three and nine months ended September 30, 2006 has been recast to conform to the 2007 presentation (in thousands):

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2007	2006	2007	2006
Net sales:
Americas	$163,742	$192,638	$542,468	$533,023
Europe	78,584	92,594	236,078	240,920
Asia-MEA	160,447	141,213	457,932	358,564
	$402,773	$426,445	$1,236,478	$1,132,507

(Loss) income from operations(1):
Americas	$(5,033)	$2,849	$(3,391)	$9,980
Europe	(842)	4,863	(793)	(3,454)
Asia-MEA	3,940	3,348	12,905	10,148
Other(2)	(31)	1,414	(444)	(710)
	$(1,966)	$12,474	$8,277	$15,964

(1)
The nine months ended September 30, 2007 includes gains related to the settlement of commercial litigation of $1.8 million, $1.5 million and $0.4 million in our Americas, EMEA and Asia-MEA region, respectively (see Note 10).

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

The following table summarizes activity in the Company's warranty liability for the nine months ended September 30, 2007 and 2006 (in thousands):

Nine months ended September 30,	Beginning accrued warranty liability	Additions charged to expense	Payments for units returned	Adjustments (1)	Ending accrued warranty liability
2007	$24,455	$9,189	$(11,610)	$(1,969)	$20,065
2006	$21,350	$15,585	$(9,765)	$(2,293)	$24,877

(1)
The adjustments were primarily due to lower defect rates experienced across all operating segments. In addition, lower repair costs and favorable changes in repair pattern have further reduced the Company's estimated liabilities.

Note 8—(Loss) earnings per share

The Company presents both basic and diluted (loss) earnings per common share, or EPS, amounts. Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS amounts are based upon the weighted-average number of common and potential common shares, including warrants outstanding during the period. Potential common shares are excluded from the computation in periods in which they have an anti-dilutive effect. The Company uses the treasury stock method to calculate the impact of outstanding stock options. Stock options for which the exercise price exceeds the average fair market value over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. On January 10, 2006, the Company redeemed all 7.5 million outstanding shares of Series B Preferred Stock and excluded such shares as it had an insignificant impact on the Company's 2006 earnings per share calculations.

The basic and diluted EPS was calculated in accordance with EITF 03-06, Participating Securities and the Two Class Method under SFAS No. 128. The following is a reconciliation of the numerators and denominators of the basic and diluted net (loss) income per common share computations (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net (loss) income (1)	$(1,713)	$10,507	$8,125	$14,608

Weighted average number of shares issued	351,681	354,326	352,840	354,173
Stock options (2)	-	3,278	7,168	3,382
Interest warrants (3)	-	-	-	2,151
Diluted shares	351,681	357,604	360,008	359,706

(Loss) earnings per common share:
Basic	$-	$0.03	$0.02	$0.04
Diluted	$-	$0.03	$0.02	$0.04

(1)In accordance with EITF 03-06, net (loss) income includes the accretion for the mandatorily redeemable preferred stock. The EPS calculation reflects the allocation of net income between common stock and preferred stock. Net (loss) income of $0 and $76,000 were allocated to preferred stock for the three and nine months ended September 30, 2007, respectively, and have been excluded from the computation above. Income from continuing operations of $90,000 and $42,000 was allocated to preferred stock for the three and nine months ended September 30, 2006, respectively, and is excluded in the computation above.

(2) For the three and nine months ended September 30, 2007, 35.0 million shares and 9.1 million shares, respectively, were excluded from the diluted (loss) earnings per common share calculation because they were anti-dilutive. For the three and nine months ended September 30, 2006, 0.7 million shares and 0.6 million shares, respectively, were excluded from the diluted earnings per common share calculation because they were anti-dilutive.

(3) For the three and nine months ended September 30, 2007, there were no warrants outstanding. For the three and nine months ended September 30, 2006, common stock issuable upon the exercise of outstanding warrants of 0.8 million and 5.2 million, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.

Note 9—Related party transactions

The Company sells inventory to several related parties, which include a company where an officer is related to the principal stockholder. Net sales to these related parties were approximately $7.3 million and $20.3 million for the three and nine months ended September 30, 2007, respectively. The Company had receivables of approximately $1.9 million and $0.4 million from these related parties at September 30, 2007 and December 31, 2006, respectively, which are included in other receivables.

As of September 30, 2007, the Company had subordinated notes payable to trusts for the benefit of the children of its principal stockholder and related entities. The subordinated notes payable are not callable until the expiration date, April 12, 2008. The amount outstanding at September 30, 2007 and December 31, 2006 was $43.0 million. The interest rate on the subordinated notes payable was 3.97% for the three and nine months ended September 30, 2007. Interest expense related to this amount totaled $0.4 million and $1.3 million for the three and nine months ended September 30, 2007, respectively. The Company may be required to make payment on the subordinated notes payable due on April 12, 2008. The Company believes that its existing cash balances, credit facilities and anticipated cash flows from operations will be sufficient to meet its obligations.

Note 10—Stockholders’ equity

On April 20, 2007, the Company entered into a settlement agreement with a former vendor related to litigation over certain contractual rights and obligations related to commercial matters. The former vendor agreed to pay ViewSonic $2.0 million and return 3,000,000 shares of its common stock with a fair value of $1.7 million in connection with the settlement. During the three months ended June 30, 2007, the Company recognized a $3.7 million gain of which $3.0 million was recorded in cost of sales and $0.7 million included in selling, general and administrative expenses.  As of September 30, 2007, the Company had received the 3,000,000 shares of its common stock, which were returned to authorized but unissued status, and had received the $2.0 million in cash.

The Company is currently contemplating public registration of its common stock and has capitalized $897,000 of IPO related costs. These costs may need to be expensed in the fourth quarter of 2007, if the Company does not complete the IPO process.

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

Financial operations overview

In the third quarter of 2007, the display industry continued to experience shortages in LCD panel sizes resulting in increased panel prices compared to the first half of 2007. This resulted in higher product costs and reduced margins amid increased competition and soft demand, particularly in our Americas and Europe regions. However, our Asia-MEA region continued to experience growth through expansion of core product offerings across our LCD monitor and projector product lines, particularly in emerging markets. We continued to focus on our initiative to source LCD panels directly from manufacturers which has brought us closer to the supply base allowing us to more closely monitor market trends and supply cycles, and consolidate our LCD panel purchasing power. The benefits derived from our sourcing initiative are impacted by market conditions such as periods of oversupply and rapidly dropping average selling prices, or ASPs. We believe that, in periods of oversupply, the benefits of our LCD panel purchases are greater even though our ASPs generally decrease during such periods. In periods of short supply these benefits decline, but our ASPs generally increase to compensate for the decline.  We believe our sourcing initiative may help us to decrease the overall volatility of our gross margins over time, although we are unable to anticipate the degree to which we will realize these benefits. While end user demand for LCD monitors continues to be slow, we believe that panel prices will continue to increase over at least the next several months, resulting in increasingly challenging market conditions.

Total unit shipments increased 0.8% in the third quarter of 2007 compared to the third quarter of 2006. Unit shipments of our LCD TVs and projectors grew 15.6% and 40.6%, respectively, in the third quarter of 2007 compared to the third quarter of 2006, while unit shipments of our LCD and CRT monitors declined 1.7% and 24.2% in the third quarter of 2007 compared to the third quarter of 2006. The ASPs of our LCD monitors, LCD TVs, projectors and CRTs declined 1.6%, 28.8%, 22.0% and 23.2%, respectively, in the third quarter of 2007 compared to the third quarter of 2006.

Net sales decreased $23.7 million, or 5.6%, to $402.8 million in the third quarter of 2007 from $426.4 million in the third quarter of 2006. The decrease was primarily due to lower sales in our Americas and Europe regions as a result of increased competition and soft demand. This decrease was partially offset by continued growth in our Asia-MEA region through expansion of core product offerings across our LCD monitor and projector product lines particularly in emerging markets. Income from operations decreased $14.4 million to a loss of $2.0 million in the third quarter of 2007 from income of $12.5 million in the third quarter of 2006. This decrease was primarily due to the decline in net sales, lower gross margins of 7.7% in the third quarter of 2007 compared to 10.0% in the third quarter of 2006 and higher selling, general and administrative expenses as a percentage of net sales, which increased to 8.2% in the third quarter of 2007 compared to 7.0% in the third quarter of 2006.

Results of operations

Comparison of the three months ended September 30, 2007 and 2006

The following table sets forth our condensed consolidated statements of operations for the periods indicated ($ in thousands)

	Three months ended September 30,
			Increase (decrease)
	2007	2006	$	%
Net sales	$402,773	$426,445	$(23,672)	(5.6)%
Cost of sales	371,792	383,992	(12,200)	(3.2)
Gross profit	30,981	42,453	(11,472)	(27.0)
Selling, general and administrative expenses	32,947	29,979	2,968	9.9
(Loss) income from operations	(1,966)	12,474	(14,440)	*
Other income (expense):
Interest (expense) income, net	(757)	(366)	(391)	*
Other income (expense), net	1,626	(651)	2,277	*
Total other income (expense), net	869	(1,017)	1,886	*
(Loss) income from continuing operations before income taxes	(1,097)	11,457	(12,554)	*
Provision for income taxes	616	860	(244)	(28.4)
Net (loss) income	$(1,713)	$10,597	$(12,310)	*

* Percentage not meaningful.

The following table sets forth our condensed consolidated statements of operations expressed as a percentage of net sales for the periods indicated:

	Three months ended September 30,(1)
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	92.3	90.0
Gross profit	7.7	10.0
Selling, general and administrative expenses	8.2	7.0
(Loss) income from operations	(0.5)	2.9
Other income (expense):
Interest (expense) income, net	(0.2)	(0.1)
Other income (expense), net	0.4	(0.2)
Total other income (expense), net	0.2	(0.2)
(Loss) income from continuing operations before income taxes	(0.3)	2.7
Provision for income taxes	0.2	0.2
Net (loss) income	(0.4)%	2.5%

(1) May not total due to rounding differences.

Net sales

Net sales decreased $23.7 million, or 5.6%, to $402.8 million in the third quarter of 2007 from $426.4 million in the third quarter of 2006. The decrease was primarily due to lower sales in our Americas and Europe regions as a result of increased competition and soft demand. This decrease was partially offset by continued growth in our Asia-MEA region through expansion of core product offerings across our LCD monitor and projector product lines particularly in emerging markets. Total unit shipments increased 0.8% in the third quarter of 2007 compared to the third quarter of 2006. Unit shipments of our LCD TVs and projectors grew 15.6% and 40.6%, respectively, in the third quarter of 2007 compared to the third quarter of 2006, while unit shipments of our LCD and CRT monitors declined 1.7% and 24.2% in the third quarter of 2007 compared to the third quarter of 2006. The ASPs of our LCD monitors, LCD TVs, projectors and CRTs declined 1.6%, 28.8%, 22.0% and 23.2%, respectively, in the third quarter of 2007 compared to the third quarter of 2006. The decline in ASPs reflects the effects of competition, soft demand, and regional and product mix. Of the display products shipped in the third quarter of 2007, LCD monitors accounted for 78.9% and all other products accounted for 21.1% of units shipped compared to 80.9% and 19.1%, respectively, in the third quarter of 2006.

Cost of sales

Cost of sales decreased $12.2 million, or 3.2%, to $371.8 million in the third quarter of 2007 from $384.0 million in the third quarter of 2006. As a percentage of net sales, cost of sales increased to 92.3% in the third quarter of 2007 from 90.0% in the third quarter of 2006. The increase in cost of sales as a percentage of net sales was primarily due to $3.6 million in higher inventory write-downs to net realizable value and higher product costs as a percentage of net sales of 88.6% in the third quarter of 2007 compared to 86.7% in the third quarter of 2006. This increase was partially offset by $2.3 million in lower warranty expenses as a result of improvements in our defect rates. Gross margin decreased to 7.7% in the third quarter of 2007 from 10.0% in the third quarter of 2006.

Selling, general, and administrative expenses

Selling, general and administrative expenses increased $3.0 million, or 9.9%, to $32.9 million in the third quarter of 2007 from $30.0 million in the third quarter of 2006. The increase was primarily due to an increase in personnel-related costs of $1.6 million as a result of higher headcount, an increase in account development fund expenses of $1.0 million, the write-off of uncollectible trade receivables of $0.7 million and higher stock-based compensation expense of $0.3 million, partially offset by lower incentive compensation of $0.5 million and other net expenses of $0.1 million. As a percentage of net sales, selling, general and administrative expenses increased to 8.2% in the third quarter of 2007 from 7.0% in the third quarter of 2006.

Total other income (expense), net

Total other income (expense), net, increased $1.9 million to income of $0.9 million in the third quarter of 2007 from an expense of $1.0 million in the third quarter of 2006. The increase was primarily due to higher foreign currency translation gains of $2.1 million and lower impairment charges on long-term investments of $0.6 million, partially offset by lower interest income of $0.2 million due to lower average cash balances held during the third quarter of 2007 compared to 2006, higher interest expense of $0.2 million as a result of higher average loan balances outstanding during the third quarter of 2007 compared to the 2006, and $0.4 million in other net expenses.

Provision for income taxes

Our provision for income taxes decreased $0.2 million to $0.6 million in the third quarter of 2007 from $0.9 million in the third quarter of 2006. The estimated effective tax rate in the third quarter of 2007 was 56.2% provision on pre-tax losses compared to 7.5% on pre-tax income in the third quarter of 2006. The increase in the effective tax rate was primarily due to $6.6 million of deferred tax assets not recognized in our Americas region as a result of a full valuation allowance being recorded against such deferred tax assets.

Comparison of the nine months ended September 30, 2007 and 2006

The following table sets forth our condensed consolidated statements of operations for the periods indicated ($ in thousands):

	Nine months ended September 30,
			Increase (decrease)
	2007	2006	$	%
Net sales	$1,236,478	$1,132,507	$103,971	9.2%
Cost of sales(1)	1,136,792	1,029,640	107,152	10.4
Gross profit	99,686	102,867	(3,181)	(3.1)
Selling, general and administrative expenses(1)	91,409	86,903	4,506	5.2
Income from operations	8,277	15,964	(7,687)	(48.2)
Other income (expense):
Interest (expense) income, net	(1,656)	(53)	(1,603)	*
Other income (expense), net	3,332	970	2,362	243.5
Total other income (expense), net	1,676	917	759	82.8
Income from continuing operations before income taxes	9,953	16,881	(6,928)	(41.0)
Provision for income taxes	1,752	2,183	(431)	(19.7)
Net income	8,201	14,698	(6,497)	(44.2)
Preferred stock accretion	-	(48)	48	*
Net income available to common stockholders	$8,201	$14,650	$(6,449)	(44.0)%

* Percentage not meaningful.
(1) 2007 includes $3.0 million and $0.7 million of gains in cost of sales and selling, general and administrative, respectively, related to the settlement of commercial litigation.

The following table sets forth our condensed consolidated statements of operations expressed as a percentage of net sales for the periods indicated:
	Nine months ended September 30,(1)
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	91.9	90.9
Gross profit	8.1	9.1
Selling, general and administrative expenses	7.4	7.7
(Loss) income from operations	0.7	1.4
Other income (expense):
Interest (expense) income, net	(0.1)	-
Other income (expense), net	0.3	0.1
Total other income (expense), net	0.1	0.1
(Loss) income from continuing operations before income taxes	0.8	1.5
Provision for income taxes	0.1	0.2
Net (loss) income	0.7	1.3

(1) May not total due to rounding differences.

Net sales

Net sales increased $104.0 million, or 9.2%, to $1,236.5 million in the first nine months of 2007 from $1,132.5 million in the first nine months of 2006. The increase was primarily due to continued growth in our Latin America and Asia-MEA emerging markets through expansion of core product offerings across our LCD monitor and projector product lines. This increase was partially offset by lower sales in our Europe region as a result of increased competition and soft demand. Total unit shipments increased 17.6% in the first nine months of 2007 compared to the first nine months of 2006. Unit shipments of our LCD monitors, LCD TVs and projectors grew 29.6%, 35.8% and 63.4%, respectively, in the first nine months of 2007 compared to the first nine months of 2006, while unit shipments of our CRT monitors declined 40.5% in the first nine months of 2007 compared to the first nine months of 2006. The ASPs of our LCD monitors, LCD TVs, projectors and CRTs declined 10.8%, 30.5%, 18.4% and 16.4%, respectively, in the first nine months of 2007 compared to the first nine months of 2006. The decline in ASPs reflects the effects of competition, soft demand, and regional and product mix. Of the display products shipped in the first nine months of 2007, LCD monitors accounted for 81.7% and all other products accounted for 18.3% of units shipped compared to 75.8% and 24.2%, respectively, in the first nine months of 2006.

Cost of sales

Cost of sales increased $107.2 million, or 10.4%, to $1,136.8 million in the first nine months of 2007 from $1,029.6 million in the first nine months of 2006. As a percentage of net sales, cost of sales increased to 91.9% in the first nine months of 2007 from 90.9% in the first nine months of 2006. The increase in cost of sales as a percentage of net sales was primarily due to $3.1 million in higher inventory write-downs to net realizable value and higher product costs as a percentage of net sales of 88.5% in the first nine months of 2007 compared to 87.1% in the first nine months of 2006. This increase was partially offset by $6.1 million in lower warranty expenses as a result of improvements in our defect rates and a $3.0 million gain related to the settlement of commercial litigation. Gross margin decreased to 8.1% in the first nine months of 2007 from 9.1% in the first nine months of 2006.

Selling, general, and administrative expenses

Selling, general and administrative expenses increased $4.5 million, or 5.2%, to $91.4 million in the first nine months of 2007 from $86.9 million in the first nine months of 2006. The increase was primarily due an increase in personnel-related costs of $4.8 million as a result of higher headcount, an increase in account development fund expenses of $1.7 million, higher facilities expenses of $0.6 million, higher stock-based compensation expense of $0.3 million and other net expenses of $0.9 million, partially offset by lower incentive compensation of $1.7 million, lower selling and marketing expenses of $1.4 million and a $0.7 million gain related to the settlement of commercial litigation. As a percentage of net sales, selling, general and administrative expenses decreased to 7.4% in the first nine months of 2007 from 7.7% in the first nine months of 2006 primarily resulting from our continued focus on streamlining our business processes to maximize operating efficiencies.

Total other income (expense), net

Total other income (expense), net, increased $0.8 million to $1.7 million in the first nine months of 2007 from $0.9 million in the first nine months of 2006. The increase was primarily due to lower impairment charges on long-term investments of $1.8 million and higher foreign currency translation gains of $1.0 million, partially offset by lower interest income of $0.8 million due to lower average cash balances held during the first nine months of 2007 compared to 2006, higher interest expense of $0.8 million as a result of higher average loan balances outstanding during the first nine months of 2007 compared to the first nine months of 2006 and $0.4 million in other net expenses.

Provision for income taxes

Our provision for income taxes decreased $0.4 million to $1.8 million in the first nine months of 2007 from $2.2 million in the first nine months of 2006. The estimated effective tax rate as a percentage of pre-tax income increased to 17.6% in the first nine months of 2007 compared to 12.9% in the first nine months of 2006. The increase in the effective tax rate was primarily due to $6.6 million of deferred tax assets not recognized in our Americas region as a result of a full valuation allowance being recorded against such deferred tax assets.  In addition, the rate increase was offset in part by an increase in the proportion of income earned in jurisdictions having lower effective tax rates, particularly in Asia.

Segment information

We have three reportable segments: Americas, Europe, and Asia-MEA. We sell similar products in our segments, including LCD and CRT displays, LCD TVs, projectors and other products. The type and class of customers, primarily distributors and resellers, are also similar across the product lines. We have two major products: visual displays (LCD and CRT display monitors) and other products.

Our management evaluates and monitors segment performance primarily through net sales and income (loss) from operations. We do not allocate assets or liabilities by segment for management reporting purposes. During the third quarter of 2007, we realigned our operating segments to move the Middle East and Africa geographic territories from Europe (formerly EMEA) to Asia-MEA (formerly Asia-Pacific). In addition, we realigned our operating segments under a new methodology to allocate certain corporate overhead expenses and corporate benefits associated with our initiative to source LCD panels directly from LCD panel manufacturers to our operating segments during the fourth quarter of 2006. We believe that this segment information provides useful information for analyzing the underlying business results. The following segment information for the three and nine months ended September 30, 2006 has been recast to conform to the 2007 presentation.

Comparison of the three months ended September 30, 2007 and 2006

	Three months ended September 30,		Increase (decrease)
($ in thousands)	2007	2006	$	%
Net sales:
Americas	$163,742	$192,638	$(28,896)	(15.0)%
Europe	78,584	92,594	(14,010)	(15.1)
Asia-MEA	160,447	141,213	19,234	13.6
	$402,773	$426,445	$(23,672)	(5.6)

Income (loss) from operations(1):
Americas	$(5,033)	$2,849	$(7,882)	(276.7)
Europe	(842)	4,863	(5,705)	(117.3)
Asia-MEA	3,940	3,348	592	17.7
Other	(31)	1,414	(1,445)	*
	$(1,966)	$12,474	$(14,440)	(115.8)%

(1) Includes certain corporate expenses that were not allocated to a specific segment for management reporting purposes.
* Percentage not meaningful.

Americas

Net sales

In our Americas region, net sales decreased $28.9 million, or 15.0%, to $163.7 million in the third quarter of 2007 from $192.6 million in the third quarter of 2006. The decrease was primarily due to increased competition and soft demand. LCD and CRT unit shipments declined 9.0% and 60.2%, respectively, in the third quarter of 2007 compared to the third quarter of 2006. We also experienced declining ASPs across all of our major product categories in the third quarter of 2007 compared to the third quarter of 2006. This decrease was partially offset by higher unit shipments in our LCD TV and projector products of 30.1% and 22.8%, respectively.

(Loss) income from operations

In our Americas region, loss from operations was $5.0 million in the third quarter of 2007 compared to income of $2.8 million in the third quarter of 2006. The $7.9 million decrease was primarily due to the decline in net sales, lower gross margins as a result of higher inventory write-downs to net realizable value and higher product costs as a percentage of net sales due to our ASPs declining at a faster rate than offsetting product cost improvements and higher selling, general and administrative expenses primarily due to higher account development fund expenses to promote our products in an extremely competitive environment. This decrease was partially offset by lower warranty expenses due to improvements in defect rates.

Europe

Net sales

In our Europe region, net sales decreased $14.0 million, or 15.1%, to $78.6 million in the third quarter of 2007 from $92.6 million in the third quarter of 2006. The decrease was primarily due to increased competition and soft demand. Our Europe region experienced declines in unit shipments across all major product categories. LCD, LCD TV, projectors and CRT unit shipments declined 14.5%, 57.3%, 6.1% and 52.3%, respectively, in the third quarter of 2007 compared to the third quarter of 2006. We also experienced declining ASPs in our LCD TV, projector and CRT products in the third quarter of 2007 compared to the third quarter of 2006. This decrease was partially offset by slightly higher ASPs in our LCD products. Foreign currency translation had a positive impact on our net sales in the third quarter of 2007 due to a 6% stronger Euro exchange rate against the U.S. dollar based on the average rate in the third quarter of 2007 compared to the third quarter of 2006.

(Loss) income from operations

In our Europe region, loss from operations was $0.8 million in the third quarter of 2007 compared to income of $4.9 million in the third quarter of 2006. The $5.7 million decrease was primarily due to the decline in net sales, lower gross margins driven by higher product costs as a percentage of net sales and higher selling, general and administrative expenses primarily due an increase in personnel-related expenses as a result of an increase in headcount and the write-off of uncollectible trade receivables. This decrease was partially offset by lower warranty expenses due to improvements in defect rates and lower average repair costs.

Asia-MEA

Net sales

In our Asia-MEA region, net sales increased $19.2 million, or 13.6%, to $160.4 million in the third quarter of 2007 from $141.2 million in the third quarter of 2006. The increase was primarily due to growth through expansion of core product offerings across our LCD monitor and projector product lines particularly in Korea, India and Southeast Asia countries. Unit shipments of our LCD, LCD TV and projector products grew 13.3%, 35.2% and 228.4%, respectively, in the third quarter of 2007 compared to the third quarter of 2006. Foreign currency translation had a positive impact on our net sales in the second quarter of 2007 due to a 5% stronger Chinese Yuan exchange rate against the U.S. dollar based on the average rate in the third quarter of 2007 compared to the third quarter of 2006. The increase was partially offset by a decrease in CRT unit shipments of 10.6% in the third quarter of 2007 compared to the third quarter of 2006.

Income from operations

In our Asia-MEA region, income from operations increased $0.6 million to $3.9 million in the third quarter of 2007 from $3.3 million in the third quarter of 2006. The increase was primarily due to the growth in net sales, a decrease in freight expenses, lower warranty expenses resulting from improvements in defect rates and increased leverage in selling, general and administrative expenses as a percentage of net sales. This increase was partially offset by lower gross margins as a result of geographic and product mix and higher product costs as a percentage of net sales, an increase in advertising expenses and an increase in personnel-related expenses as we continue to build our infrastructure to support our growing sales in the Asia-MEA markets.

Comparison of the nine months ended September 30, 2007 and 2006

	Nine months ended September 30,		Increase (decrease)
($ in thousands)	2007	2006	$	%
Net sales:
Americas	$542,468	$533,023	$9,445	1.8%
Europe	236,078	240,920	(4,842)	(2.0)
Asia-MEA	457,932	358,564	99,368	27.7
	$1,236,478	$1,132,507	$103,971	9.2

(Loss) income from operations(1):
Americas	$(3,391)	$9,980	$(13,371)	(134.0)
Europe	(793)	(3,454)	2,661	77.0
Asia-MEA	12,905	10,148	2,757	27.2
Other(2)	(444)	(710)	266	*
	$8,277	$15,964	$(7,687)	(48.2)%

(1)	2007 includes gains related to the settlement of commercial litigation of $1.8 million, $1.5 million and $0.4 million in our Americas, Europe and Asia-MEA region, respectively.
(2)	Includes certain corporate expenses that were not allocated to a specific segment for management reporting purposes.
* Percentage not meaningful.

Americas

Net sales

In our Americas region, net sales increased $9.4 million, or 1.8%, to $542.5 million in the first nine months of 2007 from $533.0 million in the first nine months of 2006. The increase was primarily due to growth in unit shipments in our LCD, LCD TV and projector products of 16.3%, 39.5% and 59.8%, respectively, driven by product competitiveness and pricing strategies designed to gain market share and increase channel diversification. This increase was partially offset by lower CRT unit shipments of 62.7% and lower ASPs in our LCD, LCD TV, projector and CRT products in the first nine months of 2007 compared to the first nine months of 2006 as a result of increased competition and soft demand.

(Loss) income from operations

In our Americas region, loss from operations was $3.4 million in the first nine months of 2007 compared to income of $10.0 million in the first nine months of 2006. The $13.4 million decrease was primarily due to lower gross margins as a result of higher inventory write-downs to net realizable value and higher product costs as a percentage of net sales due to our ASPs declining at a faster rate than offsetting product cost improvements. This decrease was partially offset by the increase in net sales, gains related to the settlement of commercial litigation, lower warranty expenses due to improvements in defect rates and lower selling, general and administrative expenses due to a decrease in advertising expenses and lower incentive compensation as a result of lower operating performance.

Europe

Net sales

In our Europe region, net sales decreased $4.8 million, or 2.0%, to $236.1 million in the first nine months of 2007 from $240.9 million in the first nine months of 2006. Unit shipments in our LCD, LCD TV and projector products grew 13.6%, 51.3% and 38.7%, respectively, in the first nine months of 2007 compared to the first nine months of 2006. However, the growth in unit shipments was more than offset by declining ASPs across all major product categories primarily due to increased competition and soft demand. Foreign currency translation had a positive impact on our net sales in the first nine months of 2007 due to an 8% stronger Euro exchange rate against the U.S. dollar based on the average rate in the first nine months of 2007 compared to the first nine months of 2006.

Loss from operations

In our Europe region, loss from operations was $0.8 million in the first nine months of 2007 compared to a loss of $3.5 in the first nine months of 2006. The $2.7 million increase was primarily due to higher gross margins as a result of lower inventory write-downs and lower warranty costs due to improvements in defect rates, a decrease in selling and marketing expenses, lower incentive compensation as a result of lower operating performance, and gains related to the settlement of commercial litigation. The increase was partially offset by higher personnel-related expenses as a result of increased headcount, the write-off of uncollectible trade receivables and higher account development fund expenses in order to promote sales in a very competitive environment.

Asia-MEA

Net sales

In our Asia-MEA region, net sales increased $99.4 million, or 27.7%, to $457.9 million in the first nine months of 2007 from $358.6 million in the first nine months of 2006. The increase was primarily due to growth through expansion of core product offerings across our LCD and projector product lines driven by our continued growth in the China market and expanded efforts in Australia, Korea, India and Southeast Asia countries. Unit shipments of our LCD, LCD TV and projector products grew 55.2%, 17.2% and 110.2%, respectively, in the first nine months of 2007 compared to the first nine months of 2006. Foreign currency translation had a positive impact on our net sales in the first nine months of 2007 due to a 5% stronger Chinese Yuan exchange rate against the U.S. dollar based on the average rate in the first nine months of 2007 compared to the first nine months of 2006. The increase was partially offset by a decrease in CRT unit shipments of 32.1% and lower ASPs across all major product categories.

Income from operations

In our Asia-MEA region, income from operations increased $2.8 million to $12.9 million in the first nine months of 2007 from $10.1 million in the first nine months of 2006. The increase was primarily due to the increase in net sales, lower freight expenses, lower warranty expenses due to improvements in defect rates and gains related to the settlement of commercial litigation. This increase was partially offset by higher selling, general and administrative expenses as a result of higher account development fund expenses, higher selling and marketing expenses and higher personnel-related expenses as we continue to build our infrastructure to support our growing sales in the Asia-Pacific markets.

Liquidity and capital resources

(in thousands)	Nine months ended September 30,
	2007	2006
Net cash provided by (used in) operating activities	$26,028	$(10,688)
Net cash (used in) provided by investing activities	(7,028)	306
Net cash provided by (used in) financing activities	6,027	(19,651)
Effect of exchange rate changes on cash and cash equivalents	635	33
Net increase (decrease) in cash and cash equivalents	$25,662	$(30,000)

As of September 30, 2007, we had cash and cash equivalents of $94.7 million. Our cash balances are held in numerous locations throughout the world. Most of the amounts held outside the United States can be repatriated to the United States, but under current law would be subject to U.S. federal income taxes, less applicable foreign tax credits. In certain countries, foreign exchange limitations limit the amount of cash that can be repatriated. Repatriation could result in additional U.S. federal income tax payments in future years. As of September 30, 2007, we had $73.6 million of cash and cash equivalents held outside of the United States.  Where local restrictions prevent an efficient inter-company transfer of funds, our intent is that cash balances would remain in the foreign country and we would meet U.S. liquidity needs through ongoing cash flows from operations, external borrowings or equity financing, or a combination of the foregoing. We utilize various tax planning and financing strategies in an effort to help ensure that our worldwide cash is available in the locations in which it is needed. We have available various credit lines in our Americas, Europe and Asia-MEA regions that we believe are adequate to meet our cash flow needs.

Operating activities

Cash provided by operating activities was $26.0 million in the first nine months of 2007 compared to cash used in operating activities of $10.7 million in the first nine months of 2006. The increase in operating cash flow in the first nine months of 2007 was primarily due to net income and cash generated through working capital. Our cash conversion cycle decreased from ten days at December 31, 2006 to four days at September 30, 2007. Our days of sales outstanding increased from 41 days at December 31, 2006 to 48 days at September 30, 2007 primarily due to a combination of our continued expansion into emerging markets which typically have longer average accounts receivable terms and a greater proportion of our sales being made in the last month of the third quarter of 2007 compared to the fourth quarter of 2006. Our days in inventory increased from 32 days at December 31, 2006 to 33 days at September 30, 2007. Our days of accounts payable outstanding increased from 63 days at December 31, 2006 to 77 days at September 30, 2007 primarily due to the timing of product purchases and when payments were made.

Our days of sales outstanding, days in inventory and days of accounts payable outstanding include the effects of product component revenues and costs related to the sourcing of LCD components directly from manufacturers. Days of sales outstanding is calculated by dividing accounts receivable by average daily sales for the quarter. Days in inventory is calculated by dividing inventory by average daily cost of goods sold for the quarter. Days of accounts payable outstanding is calculated by dividing accounts payable by average daily cost of goods sold for the quarter. We believe this is a more accurate presentation of our cash conversion cycle. Product component revenues and costs are presented as a net amount as part of cost of sales in our condensed consolidated statements of operations.

Investing activities

Cash used in investing activities was $7.0 million in the first nine months of 2007 compared to cash provided by investing activities of $0.3 million in the first nine months of 2006. The use of cash in the first nine months of 2007 was primarily due to additional cash outlays for building improvements, while the use of cash in 2006 was primarily due to the sales and purchases of short-term investments.

Financing activities

Cash provided by financing activities was $6.0 million in the first nine months of 2007 compared to cash used in financing activities of $19.7 million in the first nine months of 2006. In the first nine months of 2007, we had net borrowings of $6.0 million compared to net repayments on borrowing of $4.9 million in the first nine months of 2006. In addition, we redeemed all outstanding shares of our Series B Preferred Stock for $15.0 million in the first nine months of 2006.

Credit facilities

In the United States, we have a $60.0 million credit line that expires in March 2008. Advances bear interest at the prime rate plus 0.50% (8.25% and 8.75% at September 30, 2007 and December 31, 2006, respectively) with interest payable monthly. All advances under the agreement are collateralized by substantially all of the assets of ViewSonic Americas. Under the agreement we are subject to various restrictive covenants, which, among other things, prevent us from declaring or paying dividends except in certain circumstances, limit capital expenditures and executive compensation and require us to maintain a minimum earnings before interest, taxes, depreciation and amortization amount. If James Chu, our Chairman of the Board and Chief Executive Officer, ceases to be actively engaged in our management or he and his affiliates, in the aggregate, do not own at least 51% of our issued and outstanding common stock we will be in default under the credit line. As of September 30, 2007 and December 31, 2006, there were no outstanding balances on the line-of-credit. We may be unable to extend this credit facility or find a replacement facility on substantially similar terms.

In Europe, we have a $20.0 million line-of-credit facility with a financial institution that expires in December 2007. This line-of-credit is secured by trade receivables and inventory of ViewSonic Europe Limited. Advances bear interest at LIBOR plus 2.25% (7.97% and 7.58% as of September 30, 2007 and December 31, 2006, respectively). We are currently looking into additional credit facilities to meet our current and future working capital needs. There were no outstanding balances on the line-of-credit as of September 30, 2007 and December 31, 2006. We may be unable to extend this credit facility or find a replacement facility on substantially similar terms.

Certain of our Asia subsidiaries have line-of-credit facilities with various financial institutions that expire through July 2008. These credit facilities are secured by certain of their assets and allow cash advances, letters of credit and bank guarantees. The aggregate borrowing limit was $16.5 million and $23.7 million at September 30, 2007 and December 31, 2006, respectively. These lines of credits had a weighted average interest rate of 5.22% and 7.23% at September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007 and December 31, 2006, there were outstanding cash advances of $6.4 million and $0.3 million, respectively.

We have subordinated notes payable to trusts for the benefit of the children of our principal stockholder and related entities. The subordinated notes payable are not callable until the expiration date, April 12, 2008. At September 30, 2007 and December 31, 2006, the amounts outstanding were $43.0 million. The interest rate on the subordinated notes payable was 3.97% as of September 30, 2007 and December 31, 2006. We may be required to make payment on the subordinated notes payable due on April 12, 2008. We believe that our existing cash balances, credit facilities and anticipated cash flows from operations will be sufficient to meet our obligations.

As of September 30, 2007, we were in compliance with the covenants of all our borrowing arrangements.

Off-balance sheet arrangements

During the first nine months of 2007 and year ended December 31, 2006, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual obligations

Our 2006 Annual Report on Form 10-K contains a table that summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2006. Except as discussed below, there has been no material change in our contractual obligations and commitments since December 31, 2006 other than scheduled payments through September 30, 2007.

In January 2007, we entered into a lease agreement for 298,050 square feet of office space at our existing principal office location in Walnut, California. The term of the lease commences on July 1, 2007 and runs through July 2014, subject to extension at our option under certain circumstances. The future minimum lease payments required under this operating lease are $0.4 million for the remainder of 2007, $1.5 million in 2008, $1.6 million in 2009, $1.6 million in 2010, $1.7 million in 2011, and $4.6 million thereafter. Rent expense related to this office space for the three and nine months ended September 30, 2007 was $0.4 million and $1.1 million, respectively.

In February 2007, we entered into a lease agreement for office space in London, United Kingdom. This lease expires in September 2018. The future minimum lease payments required under this operating lease are $0 for the remainder of 2007, $0.9 million in 2008, $1.0 million in 2009, $1.0 million in 2010, $1.0 million in 2011, and $7.6 million thereafter. Rent expense related to this office space for the three and nine months ended September 30, 2007 was $0.3 million and $0.6 million, respectively.

As of September 30, 2007, our total FIN 48 liability for uncertain tax positions was $3.2 million. We are unable to reasonably estimate the timing of future cash flows related to the $3.2 million.

Seasonality

The market for our products historically has experienced seasonal shifts in demand due to changes in buying patterns by our customers. Buying patterns vary geographically, and the impact on our operating results in a given period may vary depending on our actual or anticipated level of activity in the relevant region. For example, we tend to experience higher net sales in the second half of the year due to a strong buying season by large distributors and resellers attributable to the holiday season in the Americas. Our seasonality is moderated through slightly different seasonal variations in our three regions, as well as supply cycles, product cost competitiveness and product lines.

Operating capital and capital expenditure requirements

We believe that our existing cash balances, credit facilities and anticipated cash flows from operations will be sufficient to meet our operating, acquisition and capital requirements for at least the next 12 months. However, there is no assurance that we will not need to raise additional equity or debt financing within this time frame. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases, which could harm our business. Factors that could affect our cash used or generated from operations and, as a result, our need to seek additional borrowings or capital include:

·	Differences between payment terms for the purchase of key components and the sale of finished products;
·	Early-pay or pre-pay arrangements to secure lower pricing and capacity of key components or finished products;
·	Decreased demand and market acceptance for our products;
·	Inability to successfully develop our next-generation products;
·	Competitive pressures resulting in lower than expected average selling prices;
·	An adverse change in payment terms with our customers or our suppliers; or
·	New product announcements or product introductions by our competitors.

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

We have significant European and Asia-MEA net sales denominated in the Euro and Chinese Renminbi. Product shipping, and selling, general and administrative expenses associated with a portion of these sales are U.S. dollar-denominated. During the third quarter and first nine months of 2007, the Euro-to-U.S. dollar foreign currency exchange rate strengthened against the U.S. dollar increasing 6% and 8%, respectively, compared to the average during the third quarter and first nine months of 2006. The strengthening of the Euro positively impacted our net sales and income from operations by $1.7 million and $1.0 million, respectively, in the third quarter of 2007 and $6.6 million and $4.0 million, respectively, in the first nine months of 2007 over the prior year assuming all other factors remained constant. During the third quarter and first nine months of 2007, the Chinese Renminbi-to-U.S. dollar foreign currency exchange rate strengthened against the U.S. dollar increasing 5% compared to the average during the third quarter and first nine months of 2006. The strengthening of the Chinese Renminbi positively impacted our net sales and income from operations by $4.0 million and $3.8 million, respectively, in the third quarter of 2007 and $10.2 million and $9.5 million, respectively, in the first nine months of 2007 over the prior year assuming all other factors remained constant. As of September 30, 2007, 24% of our accounts receivable balance was denominated in currencies other than the U.S. dollar. Historically, sales of our products have benefited from effects of the weakening U.S. dollar, which make our products more affordable in several markets. We buy a majority of our products from our suppliers in U.S. dollars and sell a significant amount of our products in other foreign currencies. However, in periods of a strengthening U.S. dollar, our revenues measured in U.S. dollars are negatively impacted, while our cost of sales remains fairly constant, resulting in lower gross profit. In addition, we must manage our account receivables and inventory balances in order to limit our foreign currency exposure to a strengthening U.S. dollar. We are currently in the process of evaluating various foreign currency hedging strategies to minimize the effects of foreign currency fluctuations on our operations.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II

Other information

Item 1.  Legal proceedings

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

On May 27, 2004, LG. Philips LCD Co. Ltd., or LPL, filed a patent suit against Tatung Company, Tatung Company of America, Inc., and ViewSonic Corporation in the U.S. District Court, District of Delaware (Case No. CV-04-343 JJF), alleging infringement of two patents relating to the mounting of LCD panels. On October 5, 2007, LPL provided us with a covenant not to sue us or our customers for any claim of infringement of the mounting patents at issue in this suit.  This covenant not to sue ended LPL’s claims against us for direct liability for infringement of these patents and deprived the Court of subject matter jurisdiction to further adjudicate the claims and defenses with respect to ViewSonic.  While the outcome of this case cannot be predicted with certainty, we do not believe that the outcome will harm our business, financial position, results of operations or cash flows.

On July 27, 2006, the jury in the trial of LG. Philips LCD Co. Ltd. v. Tatung Company, Tatung Company of America, Inc., Chunghwa Picture Tubes Ltd., and ViewSonic Corporation, pending in U.S. District Court, District of Delaware, (Case No. 05-292-JJF) delivered a verdict finding that each of the defendants, including us, had willfully infringed (through the doctrine of equivalents) a LPL patent relating to electrostatic discharge. The jury awarded monetary damages of $52.5 million against Chunghwa Pictures Tubes Ltd., or CPT, only. LPL has requested that the Court treble the damages based upon the finding of willful infringement, which could result in an additional $105 million in exemplary damages being awarded against CPT if the jury verdict is upheld. Since there is no damage award against us, there can be no exemplary damages awarded against us. If the jury verdict is upheld, the Court may, in its discretion, award attorneys’ fees to LPL and some portion of the attorneys’ fees may be charged against us. LPL also filed a motion seeking a permanent injunction but this motion was taken off calendar by the judge, who indicated he would not request completion of the briefing on that motion until he had ruled on the other post-trial motions challenging various aspects of the jury’s verdict and that are currently under submission. The patent-in-suit expires in July 2008. While the expiration date of the patent may weigh against entry of an injunction when that issue is taken up by the Court, it is still possible that an injunction will be entered. If an injunction is entered, it may require us to, among other things, change our sourcing of certain LCD displays or key components.  While the outcome of this litigation cannot be predicted with certainty, we do not believe that the outcome will harm our business, financial position, results of operations or cash flow.

On November 21, 2006, the jury in the trial of LG. Philips LCD Co. Ltd. v. Tatung Company, Tatung Company of America, Inc., and Chunghwa Picture Tubes Ltd. pending in the U.S. District Court, Central District of California, (Case No. CV-02-6775 CBM) delivered a verdict finding that each of the defendants (we are not a defendant) had willfully infringed two patents of LPL's relating to the design and manufacture of LCD modules. The parties to the case have briefed post-trial motions challenging various aspects of the jury's verdict and these motions have been taken under submission by the Court. However, we are a defendant in the related case, LPL v. ViewSonic Corporation, also pending in the U.S. District Court, Central District of California (Case No. CV-03-2886 CBM), in which LPL alleges infringement of the same patents asserted in Case No. CV-02-6775 CBM above as a result of our incorporation of CPT LCD's into our products. Our suit had been consolidated with the CPT case for pre-trial purposes, during which infringement claims directed to four other LPL patents have been dismissed. The dismissals may be overturned on appeal. No trial date has been set in Case No. CV-03-2886 CBM and none is expected to be set as the patent issues have already been heard by the jury in the CPT case (Case No. CV-02-6775 CBM). If an injunction is entered against the CPT LCD panels, we may be required to change our sourcing of certain LCD displays. While the outcome of this litigation cannot be predicted with certainty,  we do not believe that the outcome of the litigation against us (Case No. CV-03-2886) will harm our business, financial position, results of operations or cash flow.

On December 1, 2006, LPL filed a patent suit against CMO, AU Optronics Corporation, or AUO, AU Optronics Corporation America, Tatung Company, Tatung Company of America, Inc. and ViewSonic Corporation pending in the U.S. District Court, District of Delaware (Case No. 06-726-GMS), alleging infringement of the same three LPL patents that were found to be valid and infringed in the two cases referenced above, i.e., CV-02-6775 and 05-292 JJF. Presumably, as with the other LPL suits identified above, the allegations against us are based upon oour incorporation of certain third-party LCD modules into our products. We have filed a motion for a more definite statement and motions to dismiss and /or strike the claims asserted in this case, as well as a motion to stay the litigation as to us.  LPL has, in a filed response to our motion to stay, stated that the infringement claims in this case are limited to those manufactured by AUO and CMO. While the outcome of this case cannot be predicted with certainty, we do not believe that the outcome will harm our business, financial position, results of operations or cash flows.

In 2007, the Federal Communications Commission, or the FCC, notified us that it was investigating whether we may have violated certain FCC rules governing the importation and shipment of television receivers lacking the required digital television receiving capability.  In response to the FCC inquiry, we have provided the FCC with information regarding this matter.  We met with the FCC on September 11, 2007 to present our factors in mitigation. On October 10, 2007, the FCC and we entered into a second tolling agreement that will expire on December 15, 2007 unless sooner terminated by the issuance of a Notice of Apparent Liability or notice from the FCC that it has terminated its investigation. While it is not possible to predict the outcome with certainty, we do not believe that the outcome will harm our business, financial position, results of operations or cash flows.

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

Risks related to our business

Our revenue and profitability are likely to fluctuate from period to period and are often difficult to predict for particular periods due to factors beyond our control. If we are unable to sustain our growth rate or manage any future growth effectively our financial results could suffer and our stock price could decline.

You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to achieve future levels of revenue or operating income as anticipated by investors or analysts, our stock price could decline.

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

We derive a large percentage of our revenue from sales of LCD monitors. We are therefore particularly vulnerable to fluctuations in demand for LCD monitors, whether as a result of consumer preferences, market demand, competition, product obsolescence, technological change, budget constraints of consumers or other factors. If our revenue derived from sales of LCD monitors were to decline significantly, our business and operating results would be adversely affected. Replacement of older CRT monitors with LCD monitors has been one of the factors driving our sales of LCD monitors, and such replacement is largely complete.

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

Competitive factors in the LCD display industry include product features, price, product quality, breadth and reliability, price and performance characteristics, end user support, marketing and channel capability as well as corporate reputation and brand strength. We have substantial experience competing in the LCD monitor market. However, we are a new entrant to the LCD TV market and, therefore, we are just beginning to establish our competitive position. We believe that competition will have the effect of continually reducing the average selling price, or ASP, of our products over time. The average selling price, or ASP, of our LCD monitors declined 1.6% in the third quarter of 2007 compared to the third quarter of 2006 and declined 10.8% in the first nine months of 2007 compared to the first nine months of 2006. We expect price competition to increase in future periods and such price competition may significantly reduce our revenues and gross margins in future periods.

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

The markets in which we compete are subject to technological advances with frequent new product releases and price competition. As a result, the price at which we can sell our products typically declines over the life of the products. The ASPs of our LCD monitors declined 1.6% in the third quarter of 2007 compared to the third quarter of 2006 and declined 10.8% in the first nine months of 2007 compared to the first nine months of 2006.  These decreases were primarily due to increased production capacities of LCD panel manufacturers, aggressive price competition and product mix. In recent years, the decline in the ASP for LCD monitors has been faster than the decline in our product-sourcing costs and this has resulted in decreased margins. If ASPs continue to decline, our revenue and gross margins could decline.

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

Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we generally commit to purchase products without having received advance purchase commitments from our distributors and resellers. Our inventory purchases are made based upon future demand forecasts. These forecasts are based upon assumptions about future product demand that may prove to be inaccurate. Because we typically need sufficient lead-time in purchasing our products, we may not be able to reduce our purchase commitments in a timely manner in response to any reductions in our forecasts or in the level of purchase orders from distributors or resellers. In addition, the LCD display industry is characterized by rapidly fluctuating supply levels and pricing due to changes in production capacity, seasonality, purchasing levels by large suppliers and other factors. If we are unable to accurately predict or adapt to changes in LCD pricing, supply or demand, we may purchase an excess of materials at a high price or fail to purchase sufficient materials at a low price. If there is a higher incidence of inventory obsolescence of LCD panels or other product components, rapidly changing technology and customer requirements or an increase of the supply of products in the marketplace, we could be subject to excess or obsolete inventories or underutilized tooling. If any of these events occur, we could be required to take corresponding inventory write-downs or tooling write-offs, which would impair our financial results and our gross margins.

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

We generated 70% of our total consolidated net sales from customers outside of the United States in the third quarter of 2007 and 66% in the first nine months of 2007. Sales to customers outside the United States subject us to a number of risks associated with conducting business internationally including the following:

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

We sell our products through distributors such as Ingram Micro Inc., Tech Data Corporation and SYNNEX Corporation, and resellers, such as solution providers, value added resellers, traditional retailers and Internet retailers. We expect that a majority of our net sales will continue to come from sales to a relatively small number of customers for the foreseeable future.  No single customer represented over 10% of our consolidated net sales in the third quarter and first nine months of 2007. We have no minimum purchase commitments or long-term contracts with any of our distributors or resellers. Our distributors and resellers could decide at any time to discontinue, decrease or delay their purchases of our products.

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

Although we believe that our existing cash balances, credit facilities, anticipated cash flows from operations and the net proceeds of this offering will be sufficient to meet our operating and capital requirements for at least the next 12 months, we may be required to raise additional capital through either equity or debt financing, which may not be available on favorable terms, or at all. Factors that could adversely affect our cash used or generated from operations and, as a result, our need to seek additional borrowings or capital include:

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

Item 2. Unregistered sales of equity securities and use of proceeds

Not applicable.

Item 3. Defaults upon senior securities

Not applicable.

Item 4. Submission of matters to a vote of securities holders

In August 2007, we submitted the following matters to our stockholders for their approval:

1.	The amendment and restatement of our certificate of incorporation effective upon the closing of our initial public offering;

2.	The amendment and restatement of our bylaws effective upon the closing of our initial public offering;

3.	The adoption of our 2007 Equity Incentive Plan effective upon the execution of the underwriting agreement for our initial public offering; and

4.	The form of indemnity agreement entered into by us with each of our directors and executive officers.

As of August 27, 2007, our stockholders had acted as follows with respect to each of the proposals. We did not receive a written consent from each stockholder. As of the record date for taking such actions, we had 354,977,443 shares of common stock outstanding (on an as-if-converted basis). The results of the voting from stockholders that returned written consents to us are as follows:

Proposal 1 –The amendment and restatement of our certificate of incorporation effective upon the closing of our initial public offering was not approved as we did not receive the requisite votes needed.

Votes in Favor	312,548,995

Votes Against	0

Proposal 2 –The amendment and restatement of our bylaws effective upon the closing of our initial public offering was not approved as we did not receive the requisite votes needed.

Votes in Favor	312,548,995

Votes Against	0

Proposal 3 – The adoption of our 2007 Equity Incentive Plan effective upon the execution of the underwriting agreement for our initial public offering was approved.

Votes in Favor	312,548,995

Votes Against	0

Proposal 4 – The form of indemnity agreement entered into by us with each of our directors and executive officers was approved.

Votes in Favor	312,548,995

Votes Against	0

Proposals 1 and 2 required the affirmative vote of the holders of a majority of the outstanding shares of common stock and preferred stock, voting separately.

Proposals 3 and 4 required the affirmative vote of the holders of a majority of the outstanding shares of common stock and preferred stock, voting together.

Item 5. Other information

Not applicable.

Item 6.  Exhibits

Exhibit No.	Description of Exhibits

10.19(1)	Letter Agreement between ViewSonic Europe Limited and Burdale Financial Limited, dated August 23, 2007.

10.23(2)	Long Term Incentive Program Summary of Terms, as amended.

10.32(3)	Amendment to Separation Agreement by and between ViewSonic Corporation and James A. Morlan, dated July 24, 2007.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

___________

(1)	Incorporated by reference to Exhibit 10.19 to ViewSonic Corporation's Current Report on Form 8-K, (File No. 000-50730), filed with the Securities and Exchange Commission on June 28, 2007.

(2)	Incorporated by reference to Exhibit 10.23 to ViewSonic Corporation's Current Report on Form 8-K, (File No. 000-50730), filed with the Securities and Exchange Commission on July 24, 2007.

(3)	Incorporated by reference to Exhibit 10.32 to ViewSonic Corporation's Current Report on Form 8-K, (File No. 000-50730), filed with the Securities and Exchange Commission on July 25, 2007.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2007.

ViewSonic Corporation

By:	/s/ Theodore R. Sanders
Theodore R. Sanders
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit index

Exhibit No.	Description of Exhibits

10.19(1)	Letter Agreement between ViewSonic Europe Limited and Burdale Financial Limited, dated August 23, 2007.

10.23(2)	Long Term Incentive Program Summary of Terms, as amended.

10.32(3)	Amendment to Separation Agreement by and between ViewSonic Corporation and James A. Morlan, dated July 24, 2007.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

___________

(1)	Incorporated by reference to Exhibit 10.19 to ViewSonic Corporation's Current Report on Form 8-K, (File No. 000-50730), filed with the Securities and Exchange Commission on June 28, 2007.

(2)	Incorporated by reference to Exhibit 10.23 to ViewSonic Corporation's Current Report on Form 8-K, (File No. 000-50730), filed with the Securities and Exchange Commission on July 24, 2007.

(3)	Incorporated by reference to Exhibit 10.32 to ViewSonic Corporation's Current Report on Form 8-K, (File No. 000-50730), filed with the Securities and Exchange Commission on July 25, 2007.

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